Form 10-Q
period 1996-05-04
PAYLESS SHOESOURCE INC
filed 1996-06-13
CIK 1008802

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended May 4, 1996


                      Commission File Number 1-11633


                         PAYLESS SHOESOURCE, INC.
          (Exact name of registrant as specified in its charter)



           Missouri                          48-0674097
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)          Identification Number)



3231 East Sixth Street, Topeka, Kansas         66607-2207
(Address of principal executive offices)            (Zip Code)


                              (913) 233-5171
                      (Registrant's telephone number,
                           including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90
days.                                   YES   X    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       Common Stock, $.01 par value
                   40,365,054 shares as of May 31, 1996

                      PART 1 - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                 PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET
                                (Unaudited)

(Millions)
                                  May 4,    April 29,  Feb. 3,
ASSETS                             1996       1995       1996
- ------                           --------   --------   --------
Current Assets:
 Cash and marketable securities  $   92.3   $    6.7   $    4.6
 Accounts receivable, net             5.9        4.0        4.4
 Merchandise inventories            366.3      401.4      398.0
 Other current assets                45.6       21.8       43.9
                                 --------   --------   --------
   Total Current Assets             510.1      433.9      450.9

Property and Equipment, at cost     865.1      864.7      868.5
Accumulated Depreciation           (321.5)    (281.0)    (308.5)
                                 --------   --------   --------
 Net Property and Equipment         543.6      583.7      560.0

Other Assets                          3.3        3.4        3.4
                                 --------   --------   --------
   Total Assets                  $1,057.0   $1,021.0   $1,014.3
                                 ========   ========   ========

LIABILITIES AND SHAREOWNER'S EQUITY
- -----------------------------------
Current Liabilities:
 Current maturities of
   capital lease obligations    $    1.3   $    1.5   $    1.2
 Accounts payable                   68.3       78.9       65.0
 Accrued expenses                  164.7       73.5      152.7
                                 --------   --------   --------
   Total Current Liabilities       234.3      153.9      218.9

Capital Lease Obligations            9.4       10.8       10.3

Deferred Income Taxes                8.9        9.2        8.9

Other Liabilities                   23.3       22.4       23.3

Shareowner's Equity                781.1      824.7      752.9

                                 --------   --------   --------
   Total Liabilities and
       Shareowner's Equity      $1,057.0   $1,021.0   $1,014.3
                                 ========   ========   ========


   The accompanying notes to condensed consolidated financial statements are an integral part of this balance sheet.

                 PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                (Unaudited)


(Millions, except per share)              13 Weeks Ended
                                       ---------------------
                                         May 4,    April 29,
                                          1996       1995
                                       ---------   ---------
Net Retail Sales:                      $  601.4    $  569.6


Cost of sales                          $  426.6    $  403.6

Selling, general and
  administrative expenses                 134.2       121.8

Interest expense, net                        .3          .3
                                       ---------   ---------
Earnings from continuing operations
  before income taxes                      40.3        43.9

Provision for income taxes                 16.1        17.4
                                       ---------   ---------

Net Earnings                           $   24.2    $   26.5
                                       =========   =========

Earnings per Share                     $     .60   $     .66
                                       =========   ==========

Shares Outstanding                         40.4        40.4
                                       =========   ==========





     The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                 PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)

(Millions)                                     13 Weeks Ended
                                            ---------------------
                                              May 4,    April 29,
                                               1996       1995
                                            ---------   ---------
Operating Activities:
  Net earnings                              $   24.2    $   26.5
  Depreciation/amortization                     23.3       23.1
  Change in working capital (excluding
    cash, marketable securities and
    short-term debt)                            43.9       (36.8)
                                            ---------   ---------
Total Operating Activities                      91.4        12.8
                                            ---------   ---------

Investing Activities:
  Net additions to property and equipment       (6.8)      (16.2)
                                            ---------   ---------
Total Investing Activities                      (6.8)      (16.2)
                                            ---------   ---------


Financing Activities:
  Net repayments of long-term debt               (.9)        (.8)

  Net transactions with May                        0         4.3
  Issuances of common stock                      4.0          (0)
                                            ---------   ---------

Total Financing Activities                       3.1         3.5
                                            ---------   ---------
Increase in Cash
  and Marketable Securities                 $   87.7    $     .1
Cash and Marketable Securities,
  Beginning of Quarter                           4.6         6.6
Cash and Marketable Securities,
  End of Period                                 92.3         6.7
                                            =========   =========



     The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                 PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Results. These unaudited condensed consolidated financial statements of Payless ShoeSource, Inc. (the "Company") have been prepared in the ordinary course of business for the purpose of presenting information with respect to the Company's quarter ending May 4, 1996. The Company believes that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and operating results for the interim period have been made. However, certain items are included in these statements based on estimates for the entire year. The condensed consolidated financial statements should be read in conjunction with the financial statements of the Company included in its Form 10 Registration Statement that became effective on April 15, 1996 (the "Form 10") and the MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES (pages 21-25) in the Form 10. The results of operations for the 13 weeks ended May 4, 1996 are not necessarily indicative of results for the entire fiscal year ended February 1, 1997.

Note 2. Inventories. Merchandise inventories are stated on the FIFO (First-In-First-Out) cost basis.

Note 3. Spin-Off. In January 1996, The May Department Stores Company announced its intention to spin-off the Company. The spin-off was completed effective May 4, 1996 as a tax-free distribution to The May Department Stores Company shareowners. The Company's financial statements presented herein reflect operations on a stand-alone basis independent of The May Department Stores Company.

As discussed in the Company's Form 10, the Company is incurring special retention costs associated with the spin-off establishing Payless as an independent company. Those costs totaled $6.1 million pre-tax in the 13 weeks ended May 4, 1996, with an additional $3.9 million estimated to be incurred in the remainder of the current fiscal year.

Note 4. Store Closings. During the first quarter, the Company closed 115 stores. In May, the Company closed an additional 217 stores as part of its previously announced plan to close underperforming stores. The projected cost of the store-closing program was recorded as a charge to earnings in the fourth quarter of 1995.

Note 5. Earnings Per Share. The Company's earnings per share and outstanding shares were calculated based on the number of Company shares issued and outstanding as of May 4, 1996, the date of the spin-off from The May Department Stores Company.

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

A summary of key financial information for the periods indicated
is as follows:
                                  May 4,    April 29,    Feb. 3,
                                   1996       1995        1996
                                  ------    ---------    -------
Current Ratio                       2.2         2.8        2.1
Debt-Capitalization Ratio*          1.3%        1.5%       1.5%
Fixed Charge Coverage**             2.0x        3.4x       2.0x

  * Debt-to-capitalization has been computed by dividing total debt, which includes current maturities and long-term capital lease obligations by capitalization, which includes current maturities and long-term capital lease obligations, and non-current deferred taxes. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and capitalization would be 52.9%, 50.9% and 54.1% for the periods referred to above.

 ** Fixed charge coverage, which is presented for the trailing 52 weeks in each period ended above, is defined as earnings before gross interest expense, income taxes, and the interest component of rent expense divided by gross interest expense and the interest component of rent expense. All costs and expenses of the Company relating to special retention costs and the special non-recurring charge associated with the spin-off are included in the above calculation. Excluding these costs, the fixed charge coverage would be 2.8x, 3.4x and 2.8x for the periods referred to above.

Company's fixed charge coverage ratio for the 52 weeks ended May
4, 1996 decreased as compared with the 52 week period ended April
29, 1995, due to an increase in rent associated with the acquisition of the Kobacker locations that was completed in the first quarter fiscal 1995.

The Company has in place a $200 million revolving credit facility with a bank syndication group on which no borrowings were outstanding at the end of the quarter.

Capital expenditures during the 1996 first quarter totaled $13.1 million with an additional $100 million estimated to be expended in fiscal year 1996. The Company anticipates that cash flow from operations and the credit facility will be sufficient to finance projected capital expenditures.

The increase in cash of $87.7 million resulted from earnings before depreciation/amortization of $47.5 and improved working capital, primarily attributable to lower inventories.

Results of Operations

Net retail sales represent the sales of stores operating during the period. Sales percent increases are as follows:

                                 Total   Store-for-Store
                                 -----   ---------------
   First Quarter 1996              5.6%        5.3%
   First Quarter 1995             10.2%       (4.6)%

Store-for-store sales represent sales of those stores open during comparable periods.

The following table presents the components of costs and expenses, as a percent of revenues, for the first quarter of 1996 and 1995.

                                     1996        1995
                                     -----       -----
 Cost of sales                       70.9%       70.9%

 Selling, general and
   administrative expenses           22.3        21.3
 Interest expense, net                 .1          .1
                                     -----       -----
 Earnings before income taxes         6.7%        7.7%
                                     =====       =====

 Effective income tax rate           39.9%       39.6%
                                     =====       =====
 Net Earnings                         4.0%        4.7%
                                     =====       =====

Cost of sales was $426.6 million in the 1996 first quarter, up 5.7% from $403.6 million in the 1995 first quarter. The overall increase resulted from a 5.6% increase in sales. As a percent of revenues, cost of sales remained constant between 1996 and 1995 at 70.9%.

Selling, general and administrative expenses were $134.2 million in the 1996 first quarter, compared with $121.8 million in the 1995 first quarter, a 10.2% increase. The increase is related to higher sales volume and a $6.1 million retention charge associated with the spin-off. Selling, general and administrative expenses, as a percent of revenues, increased 1.0% for the first quarter of 1996 as compared with 1995. Excluding the retention charge (as discussed in Note 3), selling, general and administrative expenses, as a percent of revenues, decreased by .1%.

At the end of the first quarter, the Company operated 4,477 stores in 49 states, Puerto Rico and the U.S. Virgin Islands.
The following table presents the change in store count for the first quarter of 1996 and 1995.

                                     1996        1995
                                     -----       -----
 Beginning of year                   4,549       4,435

 Stores opened                          43         163

 Stores closed                        (115)        (29)

 Ending store count                  4,477       4,569


For further information see the First Quarter Press Release of Sales and Earnings which is appended to this report as Exhibit
20.

                        PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

  There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which registrant or any of its subsidiaries is a party or of which any of their property is the subject.

Item 2 - Changes in Securities   None.

Item 3 - Defaults Upon Senior Securities   None.

Item 4 - Submission of Matters to a Vote of Security Holders
         None.

Item 6 - Exhibits and Reports on Form 8-K

 (a)  Exhibits

    3.1  Copy of Restated Articles of Incorporation of the
         Company

    3.2  Copy of Amended and Restated Bylaws of the Company

    10.1 Copy of Amended Tax Sharing Agreement dated as of
         April 2, 1996, between the Company and The May
         Department Stores Company.

    10.2 Copy of Multicurrency Credit Agreement, dated as of
         April 22, 1996, among the Company, several financial institutions and Bank of America National Trust and Savings Association.

    10.3 Copy of Payless ShoeSource, Inc. Executive Incentive
         Compensation Plan for Payless Executives, as amended.

    11   Computation of Net Earnings Per Share

    20   Press Release of Sales and Earnings

    27   Financial Data Schedule

 (b)  Reports on Form 8-K

      No reports have been filed on Form 8-K during the quarter ended May 4, 1996.

                                SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               PAYLESS SHOESOURCE, INC.


Date:  6/13/96                 /s/ Steven J. Douglass
       -------------------     --------------------------------
                                      Steven J. Douglass
                                         Chairman and
                                    Chief Executive Officer




Date:  6/13/96                 /s/ Ullrich E. Porzig
       -------------------     --------------------------------
                                       Ullrich E. Porzig
                                   Senior Vice President and
                                    Chief Financial Officer