Form 10-Q
period 1996-08-03
PAYLESS SHOESOURCE INC
filed 1996-09-09
CIK 1008802

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

          For The Quarterly Period Ended August 3, 1996


                  Commission File Number 1-11633


                     PAYLESS SHOESOURCE, INC.
      (Exact name of registrant as specified in its charter)



            Missouri                            48-0674097
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)             Identification Number)



3231 Southeast Sixth Street, Topeka, Kansas     66607-2207
(Address of principal executive offices)        (Zip Code)


                          (913) 233-5171
                  (Registrant's telephone number,
                       including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90
days.                                        YES   X    NO
                                                -------   -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Common Stock, $.01 par value
             40,373,000 shares as of August 30, 1996

                  PART 1 - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

            PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEET
                           (Unaudited)

(Millions)
                                 August 3,  July 29,    Feb. 3,
ASSETS                             1996       1995       1996
- ------                           ---------  ---------  ---------
Current Assets:
  Cash and marketable securities $   205.5  $     6.7  $     4.6
  Accounts receivable, net             4.5        4.5        4.4
  Merchandise inventories            322.2      416.9      398.0
  Other current assets                34.8       19.4       43.9
                                 ---------  ---------  ---------
    Total Current Assets             567.0      447.5      450.9

Property and Equipment, at cost      855.2      888.7      868.5
Accumulated Depreciation            (333.1)    (303.2)    (308.5)
                                 ---------  ---------  ---------
Net Property and Equipment           522.1      585.5      560.0

Other Assets                           3.3        3.4        3.4
                                 ---------  ---------  ---------
    Total Assets                 $ 1,092.4  $ 1,036.4  $ 1,014.3
                                 =========  =========  =========

LIABILITIES AND SHAREOWNERS' EQUITY
- -----------------------------------
Current Liabilities:
  Current maturities of
    capital lease obligations    $     1.3  $     1.5  $     1.2
Accounts payable                      70.1       88.0       65.0
Accrued expenses                     158.8       76.0      152.7
                                 ---------  ---------  ---------
    Total Current Liabilities        230.2      165.5      218.9

Capital Lease Obligations              9.3       10.7       10.3

Deferred Income Taxes                  9.4        9.1        8.9

Other Liabilities                     23.3       22.4       23.3

Shareowners' Equity                  820.2      828.7      752.9
                                 ---------  ---------  ---------
    Total Liabilities and
      Shareowners' Equity        $ 1,092.4  $ 1,036.4  $ 1,014.3
                                 =========  =========  =========

    The accompanying notes to condensed consolidated financial statements are an integral part of this balance sheet.

               PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                             (Unaudited)

(Millions, except per share)
                            13 Weeks Ended      26 Weeks Ended
                         ------------------- -------------------
                         August 3,  July 29, August 3,  July 29,
                            1996      1995      1996      1995
                         --------- --------- --------- ---------

Net Retail Sales:        $  632.5  $  622.7  $1,234.0  $1,192.2

Cost of sales            $  442.1  $  445.7  $  868.9  $  849.3

Selling, general and
  administrative expenses   127.4     120.2     261.4     241.9

Interest (income)/
  expense, net               (1.8)      0.2      (1.4)      0.5
                         --------- --------- --------- ---------
Earnings before income
  taxes                      64.8      56.6     105.1     100.5

Provision for income
  taxes                      25.9      22.4      41.9      39.8
                         --------- --------- --------- ---------
Net Earnings             $   38.9  $   34.2  $   63.2  $   60.7
                         ========= ========= ========= =========
Earnings per Share       $    .96  $    .84  $   1.56  $   1.50
                         ========= ========= ========= =========
Shares Outstanding           40.4      40.4      40.4      40.4
                         ========= ========= ========= =========




      The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

            PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited)

(Millions)                                     26 Weeks Ended
                                           ---------------------
                                           August 3,    July 29,
                                              1996        1995
                                           ---------   ---------
Operating Activities:
  Net earnings                             $   63.2    $   60.7
  Depreciation/amortization                    45.8        47.0
  Change in working capital (excluding
    cash, marketable securities and
    short-term debt)                           96.6       (38.8)
                                           ---------   ---------
Total Operating Activities                    205.6        68.9
                                           ---------   ---------

Investing Activities:
  Net additions to property and equipment      (7.9)      (41.9)
                                           ---------   ---------
Total Investing Activities                     (7.9)      (41.9)
                                           ---------   ---------




Financing Activities:
  Net repayments of long-term debt            (1.0)        (1.0)
  Net transactions with May                      0        (25.9)
  Issuances of common stock                    4.2            0
                                           ---------   ---------
Total Financing Activities                     3.2        (26.9)
                                           ---------   ---------
Increase in Cash
  and Marketable Securities                $  200.9    $    0.1
Cash and Marketable Securities,
  Beginning of Year                             4.6         6.6
                                           ---------   ---------
Cash and Marketable Securities,
  End of Period                               205.5         6.7
                                           =========   =========



   The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

            PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Results. These unaudited condensed consolidated financial statements of Payless ShoeSource, Inc. (the "Company") have been prepared in the ordinary course of business for the purpose of presenting information with respect to the Company's quarter ending August 3, 1996. The Company believes that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and operating results for the interim period have been made. However, certain items are included in these statements based on estimates for the entire year. The condensed consolidated financial statements should be read in conjunction with the financial statements of the Company included in its Form 10 Registration Statement that became effective on April 15, 1996 (the "Form 10"), and the MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES (pages 21-25) in the Form 10. The results of operations for the 13 weeks and 26 weeks ended August 3, 1996, are not necessarily indicative of results for the entire fiscal year ended February 1, 1997.

Note 2. Inventories. Merchandise inventories are stated on the FIFO (First-In-First-Out) cost basis.

Note 3. Spin-Off. In January 1996, The May Department Stores Company announced its intention to spin-off the Company. The spin-off was completed effective May 4, 1996, as a tax-free distribution to The May Department Stores Company shareowners. The Company's financial statements presented herein reflect operations on a stand-alone basis independent of The May Department Stores Company.

As discussed in the Company's Form 10, the Company is incurring special retention costs associated with the spin-off establishing Payless as an independent company. Those costs totaled $8.3 million pre-tax in the 26 weeks ended August 3, 1996, with an additional $4.4 million pre-tax estimated to be incurred in the remainder of the current fiscal year.

Note 4. Store Closings. During the first quarter, the Company closed 115 stores. During the second quarter, the Company closed an additional 247 stores as part of its previously announced plan to close underperforming stores. The projected cost of the store-closing program was recorded as a charge to earnings in the fourth quarter of 1995 and is included in accrued expense.

Note 5. Earnings Per Share. The Company's 1995 outstanding shares were calculated based on the number of Company shares issued and outstanding as of May 4, 1996, the date of the spin-off from The May Department Stores Company.

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

A summary of key financial information for the periods indicated
is as follows:
                                  August 3,   July 29,   Feb. 3,
                                     1996       1995      1996
                                  ---------  ---------  ---------
Current Ratio                         2.5        2.7       2.1
Debt-Capitalization Ratio*            1.3%       1.4%      1.5%
Fixed Charge Coverage**               2.1x       3.3x      2.0x

 * Debt-to-capitalization has been computed by dividing total debt, which includes current maturities and long-term capital lease obligations, by capitalization, which includes current maturities and long-term capital lease obligations, non-current deferred taxes and equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and capitalization would be 50.0%, 52.0% and 54.1% for the periods referred to above.

** Fixed charge coverage, which is presented for the trailing 52 weeks in each period ended above, is defined as earnings before income taxes, gross interest expense, and the interest component of rent expense, divided by gross interest expense and the interest component of rent expense. All costs and expenses of the Company relating to special retention costs and the special non-recurring charge associated with the spin-off are included in the above calculation. Excluding these costs, the fixed charge coverage would be 3.0x, 3.3x and 2.8x for the periods referred to above.

Company's fixed charge coverage ratio for the 52 weeks ended August3, 1996 decreased as compared with the 52 week period ended July 29, 1995, due primarily to the loss before taxes experienced in the fourth quarter fiscal 1995 for the one-time special and non-recurring charges.

The Company has in place a $200 million revolving credit facility with a bank syndication group on which no borrowings were outstanding at the end of the quarter.

Capital expenditures during the first six months in 1996 totaled $31.5 million with an additional $80 million estimated to be expended in fiscal year 1996. The Company anticipates that cash flow from operations and the credit facility will be sufficient to finance projected capital expenditures.

The increase in cash of $200.9 million resulted from earnings before depreciation/amortization of $109.0 and improved working capital, primarily attributable to lower inventories. Lower inventory levels were the result of the closing of unprofitable stores and the associated reduction in inventory. The Company also has taken action to increase inventory turnover as well as reduce the amount of aged inventory in the stores.

Results of Operations

Net retail sales represent the sales of stores operating during the period. Sales percent increases are as follows:

                          Second Quarter       First Six Months
                        ------------------    ------------------
                         1996        1995      1996        1995
                        -------    -------    -------    -------

    Total                 1.6%      14.3%       3.5%      12.3%

    Store-for-Store       5.0%      (1.4%)      5.1%      (3.0%)

Store-for-store sales represent sales of those stores open during comparable periods.

The Company believes that it continues to benefit from consolidation in the footwear industry and the resulting closure of competitors' stores.

The following table presents the components of costs and expenses, as a percent of revenues, for the second quarter and first six months of 1996 and 1995.

                                                     First
                                  Second Quarter   Six Months
                                  --------------  ------------
                                    1996   1995    1996   1995
                                   -----  -----   -----  -----

  Cost of sales                    69.9%  71.6%   70.4%  71.2%

  Selling, general and
    administrative expenses        20.2   19.2    21.2   20.3
  Interest income/(expense), net     .3    (.1)     .1    (.1)
                                   -----  -----   -----  -----

  Earnings before income taxes     10.2%   9.1%    8.5%   8.4%
                                   =====  =====   =====  =====

  Effective income tax rate        39.9%  39.6%   39.9%  39.6%
                                   =====  =====   =====  =====

  Net Earnings                      6.2%   5.5%    5.1%   5.1%
                                   =====  =====   =====  =====

Cost of sales was $442.1 million in the 1996 second quarter, down 0.8% from $445.7 million in the 1995 second quarter. For the first six months of 1996, cost of sales was $868.9 million, a 2.3% increase from $849.3 million in the 1995 period. Sales increased 1.6% and 3.5% for the second quarter and first six months of 1996, respectively. For the second quarter and first six months, cost of sales, as a percent of revenues, decreased

1.7% and 0.8%, respectively. The higher gross margins achieved were driven by improved merchandise margins and a reduction in occupancy expense rates due to the closure of underperforming stores.

Selling, general and administrative expenses were $127.4 million in the 1996 second quarter, up 6.0% from $120.2 million in the 1995 second quarter. For the first six months of 1996, selling, general and administrative expenses were $261.4 million compared with $241.9 million in the 1995 period, an 8.1% increase. The increases are related to higher sales volume and a $8.3 million retention charge associated with the spin-off. Selling, general and administrative expenses, as a percent of revenues, increased 1.0% and 0.9% for the second quarter and first six months of
1996, respectively, as compared with 1995.    The increase was
the result of three major circumstances. First, there were added costs associated with being an independent company. Second, costs related to the Company's performance-based compensation program were higher as a result of the strong results in the second quarter of 1996. Third, there were costs incurred in 1996 related to the Company's executive retention program. Excluding the retention charge (as discussed in Note 3), selling, general and administrative expenses, as a percent of revenues, increased 0.2% for the first six months of 1996.

At the end of the second quarter, the Company operated 4,280 stores in 49 states, Puerto Rico and the U.S. Virgin Islands.
The following table presents the change in store count for the second quarter and first six months of 1996 and 1995.

                                                     First
                                  Second Quarter   Six Months
                                  --------------  ------------
                                    1996   1995    1996   1995
                                   -----  -----   -----  -----

  Beginning of quarter/year        4,477  4,569   4,549  4,435
  Stores opened                       50     62      93    225
  Stores closed                     (247)   (45)   (362)   (74)
                                   -----  -----   -----  -----

  Ending store count               4,280  4,586   4,280  4,586
                                   =====  =====   =====  =====

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

Item 2 - Changes in Securities   None.

Item 3 - Defaults Upon Senior Securities   None.

Item 4 - Submission of Matters to a Vote of Security Holders
None.

Item 6 - Exhibits and Reports on Form 8-K

 (a)  Exhibits

    3.2  Copy of Amended and Restated Bylaws of the Company

    11   Computation of Net Earnings Per Share

    27   Financial Data Schedule

 (b)  Reports on Form 8-K

      No reports have been filed on Form 8-K during the quarter ended August 3, 1996.

                            SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PAYLESS SHOESOURCE, INC.


Date:  9/9/96                  /s/ Steven J. Douglass
       ------------------      ----------------------------------
                                      Steven J. Douglass
                                         Chairman and
                                    Chief Executive Officer




Date:  9/9/96                  /s/ Ullrich E. Porzig
       ------------------      ----------------------------------
                                       Ullrich E. Porzig
                                   Senior Vice President and
                                    Chief Financial Officer