Form 10-Q
period 1996-11-02
PAYLESS SHOESOURCE INC
filed 1996-12-10
CIK 1008802

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

         For The Quarterly Period Ended November 2, 1996


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past
90 days.                           YES   X    NO
                                   ---------  ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Common Stock, $.01 par value
            39,917,143 shares as of November 29, 1996

                  PART 1 - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

            PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEET
                           (Unaudited)

(Millions)
                                 Nov. 2,    Oct. 28,     Feb. 3,
ASSETS                             1996       1995        1996
                                 --------   ---------   ---------

Current Assets:
 Cash and cash equivalents        $ 228.5     $   4.6     $   4.6
 Accounts receivable, net             4.1         4.7         4.4
 Merchandise inventories            330.9       419.4       398.0
 Other current assets                35.5        20.3        43.9
                                ---------   ---------   ---------
   Total Current Assets             599.0       449.0       450.9

Property and Equipment, at cost     857.6       899.9       868.5
Accumulated Depreciation           (348.3)     (324.8)     (308.5)
                                ---------   ---------   ---------
 Net Property and Equipment         509.3       575.1       560.0

Other Assets                          3.2         3.4         3.4
                                ---------   ---------   ---------

   Total Assets                 $ 1,111.5   $ 1,027.5   $ 1,014.3
                                =========   =========   =========

LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities:
 Current maturities of
   capital lease obligations    $     1.3   $     1.2    $    1.2
 Accounts payable                    84.1        87.2        65.0
 Accrued expenses                   151.2        80.5       152.7
                                ---------   ---------   ---------
   Total Current Liabilities        236.6       168.9       218.9

Capital Lease Obligations             9.1        10.5        10.3

Deferred Income Taxes                 9.4         9.2         8.9

Other Liabilities                    23.3        22.4        23.3

Shareowners' Equity                 833.1       816.5       752.9
                                ---------   ---------   ---------
   Total Liabilities and
       Shareowners' Equity      $ 1,111.5   $ 1,027.5   $ 1,014.3
                                =========   =========   =========

    The accompanying notes to condensed consolidated financial statements are an integral part of this balance sheet.

               PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                              (Unaudited)

(Millions, except per share)
                           13 Weeks Ended         39 Weeks Ended
                        --------------------   ---------------------
                         Nov. 2,    Oct. 28,    Nov. 2,     Oct. 28,
                           1996       1995        1996        1995
                        --------   ---------   ---------   ---------

Net Retail Sales:       $  576.8   $  586.4    $ 1,810.8   $ 1,778.7

Cost of sales           $  407.5   $  421.9    $ 1,276.4   $ 1,271.2

Selling, general and
       administrative
       expenses            122.6      121.8        384.0       363.7

Interest (income)
       expense, net         (2.2)       0.2         (3.6)        0.7
                        --------   --------    ---------   ---------
Earnings before income
       taxes                48.9       42.5        154.0       143.1

Provision for income
       taxes                19.5       16.8         61.4        56.7
                        --------   --------    ---------   ---------

Net Earnings            $   29.4   $   25.7    $    92.6   $    86.4
                        ========   ========    =========   =========

Earnings per Share      $    .74   $    .64    $    2.30   $    2.14
                        ========   ========    =========   =========

Average shares              40.0       40.4         40.3        40.4
       outstanding      ========   ========    =========   =========




      The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

            PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited)

(Millions)                                                  39 Weeks Ended
                                                       -----------------------
                                                       Nov. 2,        Oct. 28,
                                                        1996            1995
                                                     ---------       ---------
Operating Activities:
       Net earnings                                  $   92.6       $   86.4
       Depreciation and amortization                     68.0           70.4
       Change in working capital (excluding
         cash, cash equivalents and                      94.2          (39.1)
         short-term debt)                            --------       --------

Total Operating Activities                              254.8          117.7
                                                     --------       --------

Investing Activities:
       Net additions to property and equipment          (17.4)         (54.9)
                                                     --------       --------

Total Investing Activities                              (17.4)         (54.9)
                                                     --------       --------



Financing Activities:
       Net repayments of capital lease
         obligations                                     (1.2)          (1.0)
       Net transactions with May                            0          (63.8)
       Repurchases of common stock                      (12.3)             0
                                                     ---------      --------

Total Financing Activities                              (13.5)         (64.8)
                                                     --------       --------
Increase in Cash
 and Cash Equivalents                                $  223.9       $   (2.0)
Cash and Cash Equivalents,
 Beginning of Year                                        4.6            6.6
Cash and Cash Equivalents,                           --------       --------
  End of Period                                         228.5            4.6
                                                     ========       ========



    The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

            PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Results. These unaudited condensed consolidated financial statements of Payless ShoeSource, Inc. (the "Company") have been prepared in the ordinary course of business for the purpose of presenting information with respect to the Company's quarter ending November 2, 1996. The Company believes that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the Company's financial position and operating results have been made. However, certain items are included in these statements based on estimates for the entire year. The condensed consolidated financial statements should be read in conjunction with the financial statements of the Company included in its Form 10 Registration Statement that became effective on April 15, 1996 (the "Form 10"), and the MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES (pages 21-25) in the Form 10.
The results of operations for the 13 weeks and 39 weeks ended November 2, 1996, are not necessarily indicative of results for the entire fiscal year ended February 1, 1997.

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

As discussed in the Form 10, the Company is incurring special retention costs associated with the spin-off (spin-off retention charge) establishing Payless as an independent company. Those costs totaled $2.2 and $10.5 million pre-tax for the third quarter and first nine months of 1996,respectively, with an additional $2.2 million pre-tax estimated to be incurred in the remainder of the current fiscal year.

Note 4. Store Closings. During the first two quarters, the Company closed 362 stores and during the third quarter, the Company closed an additional 51 stores, all as part of its previously announced plan to close underperforming stores. The projected cost of the store-closing program was recorded as a charge to earnings in the fourth quarter of 1995 and is included in accrued expense.

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

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

A summary of key financial information for the periods indicated is as follows:
                                       Nov. 2,       Oct. 28,     Feb. 3,
                                        1996           1995        1996
                                       -------       --------     -------
Current Ratio                            2.5            2.7         2.1
Debt-Capitalization Ratio*               1.2%           1.4%        1.5%
Fixed Charge Coverage**                  2.2x           3.1x        2.0x

 * Debt-to-capitalization has been computed by dividing total debt, which includes current and long-term capital lease obligations, by capitalization, which includes current and long-term capital lease obligations, non-current deferred income taxes and equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and capitalization would be 49.9%, 52.5% and 54.1% for the periods referred to above.

 ** Fixed charge coverage, which is presented for the trailing 52 weeks in each period ended above, is defined as earnings before income taxes, gross interest expense, and the interest component of rent expense, divided by gross interest expense and the interest component of rent expense. All costs and expenses of the Company relating to special retention costs and the special non-recurring charge associated with the spin-off are included in the above calculation. Excluding these costs, the fixed charge coverage would be 3.1x, 3.1x and 2.8x for the periods referred to above.

Company's fixed charge coverage ratio for the 52 weeks ended
November 2, 1996 decreased as compared with the 52 week period ended October 28, 1995, due primarily to the loss before taxes experienced in the fourth quarter fiscal 1995 for the one-time special and non-recurring charges.

The Company has in place a $200 million revolving credit facility with a bank syndication group on which no borrowings were outstanding at the end of the quarter.

Capital expenditures during the first nine months in 1996 totaled $48.8 million with an additional $43.9 million estimated to be expended in fiscal year 1996. The Company anticipates that cash flow from operations and the credit facility will be sufficient to finance projected capital expenditures.

The increase in cash of $223.9 million resulted from earnings before depreciation and amortization of $160.6 and improved working capital, primarily attributable to lower inventories. Lower inventory levels were the result of the closing of unprofitable stores and the associated reduction in inventory. The Company also has taken action to increase inventory turnover as well as reduce the amount of aged inventory in the stores.

Results of Operations

Net retail sales represent the sales of stores operating during the period. Sales percent increases are as follows:

                         Third Quarter            First Nine Months
                      -------------------      -----------------------
                        1996       1995            1996        1995
                      -------     -------        -------     -------

   Total               (1.6%)      8.6%            1.8%       11.1%

   Store-for-Store      1.5%      (4.7%)           3.9%       (3.6%)

Store-for-store sales represent sales of those stores open during comparable periods.

The Company believes that it continues to benefit from consolidation in the footwear industry and the resulting closure of competitors' stores.

The following table presents the components of costs and expenses, as a percent of revenues, for the third quarter and first nine months of 1996 and 1995.
                                                       First
                                   Third Quarter    Nine Months
                                   -------------    -------------
                                    1996    1995     1996    1995
                                   ------  -----    ------  -----

  Cost of sales                    70.7%   71.9%    70.5%   71.6%

  Selling, general and
    administrative expenses        21.2    20.8     21.2    20.4
  Interest (income)/expense, net    (.4)     .0      (.2)     .0
                                   -----   -----    -----   -----

  Earnings before income taxes      8.5%    7.3%     8.5%    8.0%
                                   =====   =====    =====   =====

  Effective income tax rate        39.9%   39.6%    39.9%   39.6%
                                   =====   =====    =====   =====

  Net Earnings                      5.1%    4.4%     5.1%    4.9%
                                   =====   =====    =====   =====

Cost of sales was $407.5 million in the 1996 third quarter, down 3.4% from $421.9 million in the 1995 third quarter. For the first nine months of 1996, cost of sales was $1,276 million, a 0.4% increase from $1,271 million in the 1995 period. Sales for the third quarter 1996 decreased 1.6% from 1995 levels while sales for the first nine months of 1996 were up 1.8% over 1995. For the third quarter and first nine months, cost of sales, as a percent of revenues, decreased 1.2% and 1.1%, respectively. The higher gross margins achieved were primarily driven by improved markdown performance and a reduction in occupancy expense rates due to the closure of underperforming stores.

Selling, general and administrative expenses were $122.6 million in the 1996 third quarter, up 0.6% from $121.8 million in the 1995 third quarter. For the first nine months of 1996, selling, general and administrative expenses were $384.0 million compared with $363.7 million in the 1995 period, a 5.6% increase. The increases are related to a $2.2 and $10.5 million retention charge associated with the spin-off for the third quarter and first nine months of 1996, respectively, and higher sales volume. Selling, general and administrative expenses, as a percent of revenues, increased 0.4% and 0.8% for the third quarter and first nine
months of 1996, respectively, as compared with 1995.    The increase was
the result of three major circumstances. First, there were costs incurred in 1996 related to the Company's executive retention program. Second, there were added costs associated with being an independent company. Third, costs related to the Company's performance-based compensation program were higher as a result of the strong results in the second and third quarters of 1996. Excluding the spin-off retention charge (as discussed in Note 3), selling, general and administrative expenses, as a percent of revenues, increased 0.2% and 0.2% for the third quarter and first nine months of 1996, respectively.

At the end of the third quarter, the Company operated 4,264 stores in 50 states, Puerto Rico and the U.S. Virgin Islands. The following table presents the change in store count for the third quarter and first nine months of 1996 and 1995.
                                                     First
                                   Third Quarter  Nine Months
                                   -------------  ------------
                                    1996   1995    1996   1995
                                   -----  -----   -----  -----

  Beginning store count            4,280  4,586   4,549  4,435
  Stores opened                       35     40     128    265
  Stores closed                      (51)   (44)   (413)  (118)
                                   -----  -----   -----  -----

  Ending store count               4,264  4,582   4,264  4,582
                                   =====  =====   =====  =====

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, future store openings, possible strategic alternatives and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to the following: Changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, the financial condition of the suppliers and manufacturers from whom the Company sources its merchandise, changes in existing or potential duties, tariffs or quotas, availability of suitable store locations and appropriate terms, and ability to hire and train associates.

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

Item 2 - Changes in Securities   None.

Item 3 - Defaults Upon Senior Securities   None.

Item 4 - Submission of Matters to a Vote of Security Holders  None.

Item 6 - Exhibits and Reports on Form 8-K

 (a)  Exhibits

    3.1  Restated Articles of Incorporation of the Company (1)

    3.2  Amended and Restated Bylaws of the Company (2)

    *11  Computation of Net Earnings Per Share

    *27  Financial Data Schedule

       *  Filed herewith

      (1) Incorporated by reference from the Company's 10-Q (File
          No 1-11633) for the Quarter ended May 4, 1996 (Exhibit
          3.1)

      (2) Incorporated by reference from the Company's 10-Q (File
          No 1-11633) for the Quarter ended August 3, 1996
          (Exhibit 3.2)

(b)   Reports on Form 8-K

      No reports have been filed on Form 8-K during the quarter ended November 2, 1996.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PAYLESS SHOESOURCE, INC.


Date:  12/10/96                           /s/ Steven J. Douglass
       --------------                 ----------------------------
                                             Steven J. Douglass
                                                Chairman and
                                          Chief Executive Officer




Date:  12/10/96                           /s/ Ullrich E. Porzig
       --------------                 ----------------------------
                                             Ullrich E. Porzig
                                         Senior Vice President and
                                          Chief Financial Officer

                          EXHIBIT INDEX




  Exhibit
  Number                          Description
  -------                         -----------

    11   Computation of Net Earnings Per Share

    27   Financial Data Schedule