Form 10-K
period 1997-02-01
PAYLESS SHOESOURCE INC
filed 1997-04-25
CIK 1008802

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-K
(Mark one)
[X]       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 1997
                                OR
[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

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

Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange
Title of each class                      on which registered
-------------------                     -----------------------
Common Stock, par value $.01 per share  New York Stock Exchange
Preferred stock purchase rights         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

                         (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.                   Yes   X    No
                                           ------    ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]


The aggregate market value of registrant's common stock held by non-affiliates based on the closing price of $40.50 on April 14, 1997 was $1,616,745,218.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
39,919,635 shares of common stock, $.01 par value, as of April 14, 1997.

Documents incorporated by reference:
1. Portions of Registrant's 1996 Annual Report to Shareowners are incorporated into Part II.

2.  Portions of Registrant's 1997 Proxy Statement for the Annual
    Meeting to be held on May 23, 1997, are incorporated into Part
    III.


                              PART I

Item 1.  Business
-----------------

General

Payless ShoeSource, Inc. ("Payless" or "Company") is the largest family footwear retailer in the United States with more than $2.3 billion in sales in 1996. The Company sold approximately 195 million pairs of shoes in 1996, and served more than 130 million customers.

As of February 1, 1997, the Company operated 4,236 Payless stores in 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. The Company's stores feature fashionable, quality footwear for men, women and children, including athletic, casual, dress, sandals, work boots and slippers.
Recent Developments

During 1996, the Company opened 171 new Payless stores and closed 484 Payless stores. The Company opened 4 new Payless stores in Alaska, the only state where the Company had not previously operated any facilities. The Company also announced the planned open market repurchase, pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, of up to $150 million of common stock during 1997-98, contingent upon receipt of a favorable ruling from the Internal Revenue Service and market conditions. The favorable ruling was subsequently received on April 8, 1997. In addition, the Company completed a repurchase of 460,000 shares of its common stock in 1996. As discussed below, in late 1996 the Company initiated the purchase of the Parade of Shoes division of J. Baker, Inc., which consisted of 186 stores operating in 14 states. This transaction was consummated in March, 1997.

History

The Company was founded in Topeka, Kansas in 1956 with a strategy of selling low cost, high quality family footwear on a self-service basis. In 1962, Volume Distributors, as the Company was known at the time, became a public company and its shares were registered on the New York Stock Exchange. In 1979, the Company (then called

"Volume Shoe Corporation") was acquired by The May Department Stores Company of St. Louis, Missouri. The Company changed its name to Payless ShoeSource, Inc. in 1991. On May 4, 1996, Payless became an independent company as a result of its spin-off from The May
Department Stores Company.   Payless is traded on the New York
Stock Exchange under the symbol "PSS."

Payless Stores

The average size of the Company's Payless stores is 3,400 square
feet.   Each store carries approximately 10,000 pairs of shoes and more than 600 styles. Payless stores operate in a variety of real estate venues formats, including shopping malls, central business districts, free-standing buildings and strip centers. Of the 4,236 Payless locations open at the end of fiscal 1996, 748 incorporated a concept called "Payless Kids" which consists of an additional approximately 1,000 square feet of selling space devoted to an expanded assortment of children's shoes. These stores are located throughout the country and include wider aisles, children-friendly seating and an entertainment center for children.

The Company's Payless stores operate successfully in rural, suburban and urban environments. The 10 states with the largest concentrations of the Company's Payless stores are identified below:

                                  No. of
                                  Payless
          State                   Stores
          -----                   -------

          California                 654
          Texas                      368
          Florida                    282
          New York                   267
          Illinois                   196
          Pennsylvania               196
          Ohio                       187
          Michigan                   154
          New Jersey                 116
          Washington                 106

          Other                    1,712

          Total                    4,236

The Company's Payless stores are highly automated, each with an electronic point of sale register and a back office computer which not only records transactions from the register, but also serves many other store supporting functions including price look-up, accumulation of associate hours worked and communications with the Company's headquarters in Topeka, Kansas. Store associates receive regular weekly communications from the Company's headquarters describing promotional and display requirements.

The Company's Payless retail operations are directed centrally by a senior officer and small support staff. The retail operations organization is subdivided into six divisions headquartered in the cities of Atlanta, Baltimore, Chicago, Dallas, Denver and Los Angeles. Divisions are directed by a vice president, two to four operations directors and a small support staff.
Each Payless store has a manager and approximately five associates. The stores are organized into districts. District managers, to whom the store managers report, themselves report to the division offices and have full financial responsibility for the stores in their district. Division offices also have loss prevention and inventory control functions. Human resources, merchandising support and other more general support services, are provided from the Company's headquarters.


Parade of Shoes Stores

The Company's Parade of Shoes division, which was acquired in March, 1997, from J. Baker, Inc., of Canton, Massachusetts, emphasizes the retail sale of quality, primarily leather, women's shoes. The Company operates the 186 Parade of Shoes store chain as a division separate from the Payless chain. J. Baker reported sales for the chain of $123 million in 1996.

Parade of Shoes stores are self-service and feature fashionable women's dress, casual and athletic footwear priced in the $20 to $40/pair range. Major markets include Boston, New York City, Chicago, Philadelphia and Washington, D.C. The average size of a Parade of Shoes store is 2,300 square feet. These stores operate in a variety of real estate venues including shopping malls, central business districts, free-standing buildings and strip centers.

Employees

During 1996, the Company's average number of employees was approximately 24,000, including approximately 13,000 full-time associates and 11,000 part-time associates. Approximately 650 of the Company's distribution center associates are covered by collective bargaining agreements. Management believes it has a good relationship with all employees.

The Company is led by a team of senior management executives who have an average of 16 years of retail industry experience, including an average of eight years with the Company.

Products

The Company's Payless stores offer a broad assortment of fashionable footwear to meet the needs of its customers including basic, seasonal and fashion shoes in dress, casual, athletic and work boot categories. Shoes are constructed with leather, canvas and man-made materials. Styling is updated regularly to keep pace with proven fashion trends. During fiscal 1996, the Company's Payless shoes sold at an average retail price of $11.38/pair, with one-third of its women's footwear and two-thirds of its children's footwear selling at $9.99 or less. In addition to shoes, the Company's stores offer accessories, including handbags, shoe polish and hosiery.


The Company's merchandising effort is led by the President and three general merchandise managers with an average of 24 years of retail experience. They direct teams of buyers, planners and distributors that interact with vendors, agents and factory representatives to design, select, produce, inspect and distribute footwear and accessories for the Company. The Company believes that it has good relationships with its vendors.

Customers

The Company sells footwear to women, men and children of all age groups and from households with incomes that represent approximately 85% of the United States population. The Company has significant market penetration with its target customers: women between the ages of 18 and 64. The Company believes that more than 40% of its target customers, regardless of household income, purchased at least one pair of shoes from the Company last year. The Company maintains a leadership position in the children's category as well, selling more pairs of children's shoes than any other U.S. footwear retailer.

Competition

The Company operates in a highly competitive retail market competing primarily with national and regional discount mass-merchandisers, as well as with other self-service discount shoe stores and off-price outlet stores. Competition is based on product selection and quality, availability, price, store location, customer service and efficient promotional activities. The Company has successfully operated in its markets with each of these segments of retailing for many years and has continued to capture increased market share by offering a wider selection of fashionable styles and favorable prices in conveniently located stores;
however, the Company is facing increased competition from certain national discount mass-merchandisers.

Seasonality

The retail footwear market is characterized by four high volume seasons: Easter, early Summer, back-to-school and Christmas. The Company must increase inventory levels during these periods to support the increased demand for seasonal styles. Unseasonable weather patterns may affect planned sales of seasonal products such as sandals and boots.

Purchasing

The Company utilizes a network of vendors and factories in 13 foreign countries and the United States to procure its products which are manufactured to meet the Company's specifications and standards. The strength of the Company's relationships with vendors and factories, some dating back over 40 years, has allowed the Company to adapt quickly its sourcing strategies to reflect changing political and economic environments. On several occasions over the past years, many of the Company's vendors and factory owners have played significant roles in developing production in new factories and in new countries without compromising production capacity or product quality. Factories in the People's Republic of China ("China") are a source of approximately 80% of the Company's merchandise. The Company does not purchase "seconds" or "overruns" and does not own any manufacturing facilities. The Company closely integrates its merchandise purchasing requirements with various manufacturers through its sourcing organization which has offices in Topeka, Kansas, and in Taiwan, China and Brazil. Management believes it has good relationships with its suppliers.

On a worldwide basis, approximately two-thirds of the Company's merchandise is acquired through a network of third-party vendors. Payless ShoeSource International, the Company's Taipei, Taiwan office, arranges directly with factories for the design, selection, production management, inspection and distribution of approximately one-third of the shoes acquired for the Company.

Risks inherent in foreign manufacturing (i.e., manufacturing outside the United States) include economic and political instability, transportation delays and interruptions, restrictive actions by foreign governments, the laws and policies of the United States affecting importation of goods, including duties, quotas and taxes, trade and foreign tax laws and fluctuations in currency exchange rates. While the Company has not historically experienced material adverse effects from these risks, there is no assurance that in the future these risks will not result in increased costs and delays or disruption in product deliveries that could cause loss of revenue and damage to customer relationships.

China currently enjoys "most favored nation" ("MFN") status under United States tariff laws, which provides the most favorable category of United States import duties. China's MFN status is annually reviewed by Congress. Extension of this status is subject to political uncertainties. The loss of MFN status for China would likely result in substantially increased costs to the Company in the purchase of merchandise from China until the Company could arrange to shift its merchandise requirements to alternative manufacturers in other countries. The Company believes, however, that its competitors in the footwear industry would be similarly affected.

Quality Assurance

The Company's quality assurance organization sets standards and specifications for product performance and appearance. It communicates those standards and specifications through its copyrighted quality assurance manual. The Company stands behind the quality of the shoes it sells to its customers by permitting return of purchased merchandise with proper documentation.

The quality assurance organization also provides technical design support for the Company's direct purchasing function. It is responsible for review and approval of vendor and factory technical design, for worldwide laboratory testing of materials and components, and for performing in-factory product inspections to ensure that materials and factory production techniques are consistent with Company specifications. The Company locates its field inspection personnel close to the factories and freight consolidation facilities it uses throughout the world.

Production Management

The production management organization manages an ongoing process to qualify and approve new factories, while continually assessing existing factory service and quality of performance. New factories must meet specified quality standards for shoe production and minimum capacity requirements. They must also agree to the Company's production control processes and certify that neither they nor their suppliers use forced or child labor. Factory performance must continually improve or the factory runs the risk of being removed from the list of approved factories. The production management organization utilizes a unique, internally developed production control process by which the Company is electronically linked to its factories and vendors. This process is designed to ensure on-time deliveries of merchandise with minimum lead time and without unnecessary costs.

The Company believes that maintaining strong factory relationships, improving key factory performance factors and improving factory profitability is critical to long-term sourcing stability. Its manufacturing services group, based in Asia, provides direction and leadership to key factories in the areas of overall productivity improvement and lead time reduction.

Merchandise Distribution

The Company believes that its distribution system provides it a competitive advantage. The Company's merchandise distribution teams are able to track shoes by the pair from order placement through sale to the customer by the use of perpetual inventory, product planning and retail price management systems. These systems are maintained by experienced information systems personnel and are enhanced regularly to improve the product distribution process. Distribution analysts review sales and inventory by size and style to maintain availability of product within the Company's stores.

The Company operates a single 765,000 square foot distribution center in Topeka, Kansas, capable of replenishing in-store product levels by style, color and size. This facility operates seven days-a-week and has sufficient capacity to support more than 5,000 stores. Management believes this is one of the most highly-automated and cost-efficient distribution facilities in the industry. Stores receive product at least once a week, maintaining a constant flow of fresh and replenished merchandise.

Industry Segments

The retail footwear industry can be divided into high, moderate and value-priced segments, and is dominated by the Company and national discount mass-merchandisers in the value-priced segment. The high priced segment is controlled by department stores. The moderate priced segment, which is dominated by specialty shoe chains and mass merchants, is declining, in part due to improved product quality in the value priced segment and price competition from the high priced segment.

Based on industry data, the United States footwear market is estimated to be $33 billion and one billion pairs, and has stayed relatively flat over the past several years. The value-priced segment as a percent of the total pairs has more than doubled over the past 15 years. Industry data suggests that the quality offered in the value priced segment has improved significantly over the last 15 years, causing the doubling of this segment's share of the market.

The Company considers itself part of the low-priced segment of the footwear industry. In 1996, the Company's share of the estimated
$33 billion United States footwear market was 7 percent; this share has grown consistently over the past four decades.



Trademarks

The Company owns certain trademarks which it uses in its business, including "Payless," "Payless ShoeSource," "Payless Kids," and "Parade of Shoes." The Company owns all rights to the yellow and orange logo used in its Payless ShoeSource signs and advertising. In the United States, the Company has registered over 100 key marks and owns over 50 common law marks under which it markets private label merchandise in its Payless ShoeSource stores and owns over 30 registered and common law marks under which it markets private label merchandise in its Parade of Shoes stores. All of the Company's registered trademarks may be renewed indefinitely.

Marketing

The Company's marketing efforts are multi-dimensional, including nationally broadcast television advertising, national magazine advertisements, local market radio and newspaper inserts in support of major promotional periods. In addition to media support, the Company utilizes in-store promotional materials, including posters, signs and point of sale items. Also, the Company advertises its business through promotional funds, media funds, merchants' associations and similar efforts offered by various landlords from whom the Company leases its stores.

The Company's marketing staff is augmented by a full-service advertising concern that provides creative services, media purchase and consumer research.

Environment

Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not expected to have, a material effect on capital expenditures, earnings or the competitive position of the Company.

Government Contracts

No material portion of the Company's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government.

Directors of the Company

Listed below are the names and principal occupations of the Company's Directors:

     Name                         Principal Occupation
     ----                         --------------------

Steven J. Douglass         Chairman of the Board and Chief
                           Executive Officer  of the Company
Howard R. Fricke           Chairman of the Board, President and
                           Chief Executive Officer of The
                           Security Benefit Group of Companies
                           (life and other insurance)
Thomas A. Hays             Retired, formerly Deputy Chairman of
                           The May Department Stores Company
Richard A. Jolosky         President of the Company
Michael E. Murphy          Vice Chairman and Chief Administrative
                           Officer of Sara Lee Corporation (food
                           products)
Robert L. Stark            Dean of The Regents Center at the
                           University of Kansas

Executive Officers of the Company

Listed below are the names and ages of the executive officers of the Company and offices held by them with the Company.

     Name                Age            Position and Title
     ----                ---            ------------------

Steven J. Douglass       47        Chairman of the Board and Chief
                                   Executive Officer
Richard A. Jolosky       62        President and Director of the
                                   Company
Duane L. Cantrell        41        Executive Vice President-Retail
                                   Operations
Bryan P. Collins         43        Senior Vice President and
                                   Division Director for Parade of
                                   Shoes
Stephen Farley           42        Senior Vice President-
                                   Marketing

Gerald F. Kelly, Jr.     49        Senior Vice President-Logistics/
                                   Information Services
Harris Mustafa           43        Senior Vice President-Merchandise
                                   Distribution
Jed L. Norden            46        Senior Vice President-Human
                                   Resources
Ullrich E. Porzig        51        Senior Vice President and Chief
                                   Financial Officer
William J. Rainey        50        Senior Vice President, General
                                   Counsel and Secretary
Thomas L. Rinehart       42        Senior Vice President and
                                   General Merchandise Manager-Men's
Gary M. Stone            48        Senior Vice President-Store
                                   Development
Larry M. Strecker        38        Senior Vice President of the
                                   Company and Managing Director
                                   of Payless ShoeSource
                                   International
Michael S. Wilkes        43        Senior Vice President and
                                   General Merchandise Manager-Children's

Steven J. Douglass has served as Chairman of the Board, Chief Executive Officer and Director of the Company since May, 1996, the date on which the Company's shares were distributed in a spin-off by The May Department Stores Company to its shareowners. Mr. Douglass has been Chairman and Chief Executive Officer of the Company since April, 1995. He joined the Company in 1993 and served as Senior Vice President-Director of Retail Operations from 1993 to January, 1995 and as Executive Vice President-Director of Retail Operations from January, 1995 to April, 1995. Prior to his association with the Company, Mr. Douglass held several positions at divisions of May, serving as Chairman of May Company, Ohio (1990-1993) and Senior Vice President and Chief Financial Officer of J.W. Robinsons (1986-1990).

Richard A. Jolosky has served as President of the Company since January, 1996. He initially joined the Company in September, 1982, serving as Executive Vice President-Merchandising (1982-1984) and then as President (1985-1988). Prior to rejoining the Company in 1996, Mr. Jolosky was President and Chief Executive Officer of Silverman Jewelry Company (1995-1996), and Chief Executive Officer
of the Richard Allen Company (1992-1995).    Mr. Jolosky has served
as a Director of the Company since May, 1996.

Duane L. Cantrell has served as Executive Vice President-Retail Operations since April, 1997 and as Senior Vice President-Retail Operations (1995-1997). He was the Company's Senior Vice President-Merchandise Distribution and Planning (1992-1995) and Senior Vice President-Merchandise Distribution (1990-1992). Mr. Cantrell has been employed by the Company since 1978.

Bryan P. Collins has served as Senior Vice President and Division
Director for Parade of Shoes since December, 1996. Prior to that he was Senior Vice President and General Merchandise Manager-Women's since January, 1994. He also served the Company as Senior

Vice President-General Merchandise Manager-Women's Seasonal/Leisure
(October, 1991- January, 1994).   Mr. Collins has been employed by
the Company since 1991 and was previously employed by the Company
(1975-1985).

Stephen Farley has served as Senior Vice President-Marketing since July, 1994. Prior to that he was Vice President-Marketing (1993-1994) and Vice President-Advertising (1992-1993). Prior to joining the Company, Mr. Farley was employed by Earl Palmer Brown as
Executive Vice President of Client Services (1989-1992).

Gerald F. Kelly, Jr. has served as Senior Vice President-Logistics/ Information Services since February, 1996. Prior to that he was Senior Vice President-Information Services and Chief
Financial Officer (1990-1996) and Senior Vice President-Information Services (1986-1990).

Harris Mustafa has served as Senior Vice President-Merchandise
Distribution since May, 1995. Prior to that he was Vice President-Financial Planning/Purchasing (1990-1995). Mr. Mustafa has been employed by the Company since 1987.

Jed L. Norden has served as Senior Vice President-Human Resources since July, 1985.

Ullrich E. Porzig has served as Senior Vice President and Chief Financial Officer since February, 1996. Between 1993 and 1996, Mr. Porzig was Senior Vice President-Financial Officer and Treasurer of Petro Stopping Centers L.P. From 1982 to 1993 he was employed by
The May Department Stores Company in various capacities including Senior Vice President-Chief Financial Officer of the Company from
1986 to 1988 and Senior Vice President-Finance of Foley's (1988-1993).

William J. Rainey has served as Senior Vice President, General
Counsel and Secretary since April, 1996. Prior to joining the Company, Mr. Rainey served as Executive Vice President, General
Counsel and Secretary of Fourth Financial Corporation (1994-1996) and Vice President, General Counsel of Cabot Corporation (1991-1993).

Thomas L. Rinehart has served as Senior Vice President and General Merchandise Manager-Men's since December, 1992. Before joining the Company, he was employed by the Custom Shop as President and Chief Operating Officer (1992) and by Club International as President and Chief Executive Officer (1991-1992).

Gary M. Stone has served as Senior Vice President-Store Development since February, 1997. Prior to joining the Company, Mr. Stone was employed by Pepsico, Inc. as Senior Vice President and General
Manager (1995-1997) and Vice President, Asset Development (1991-1995).

Larry M. Strecker has served as Senior Vice President of the Company and Managing Director of Payless ShoeSource International since April, 1996. Prior to that, he was Vice President of Worldwide Sourcing (1993-1996). Before joining the Company, Mr. Strecker was employed by Frito-Lay as Director of Service and Distribution (1991-1993).

Michael S. Wilkes has served as Senior Vice President and General Merchandise Manager-Children's since January, 1994. Prior to that he was Senior Vice President-General Merchandise Manager-Women's Dress/Casual (1990-1994). Mr. Wilkes has been employed by the Company since 1986.


Item 2.  Properties
-------------------

The Company leases substantially all of its stores. The leases typically have a primary term of 10 years, with one or two five-year renewal options. Leases usually require payment of base rent, applicable real estate taxes, common area expenses and, in some cases, percentage rent based on the store's sales volume. Its Payless stores average approximately 3,400 square feet. The
Company owns and operates a 305,000 square foot central office building and a 765,000 square foot distribution facility both of which are located in Topeka, Kansas.


Item 3.  Legal Proceedings
--------------------------

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which registrant or any of its subsidiaries is a party or of which any of their property is the subject.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

There were no matters submitted to a vote of security holders during the 13 weeks ended February 1, 1997.



                             PART II

Item 5.  Market for Company's Common Equity and Related Shareowner
------------------------------------------------------------------
Matters
-------
There were approximately 70,000 shareowners of record of the Company's common stock as of February 1, 1997. The information set forth under the headings "Common Stock and Market Prices" (page 15) and "Shareowner Information - Common Stock" (page 28) in the Company's 1996 Annual Report to Shareowners is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

The information set forth under the heading "Summary of Selected
Historical Financial Information" (page 25) of the Company's 1996
Annual Report to Shareowners is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
Condition and Results of Operations
-----------------------------------

The information set forth under the heading "Management's
Discussion and Analysis" (pages 12-15) of the Company's 1996 Annual Report to Shareowners is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

The Financial Statements (pages 16-18), "Notes to Consolidated
Financial Statements" (pages 19-23) and "Report of Independent
Public Accountants" (page 24) of the Company's 1996 Annual Report to Shareowners are incorporated herein by reference.


Item 9.  Changes in and Disagreements with Accountants on
---------------------------------------------------------
Accounting and Financial Disclosure
-----------------------------------

None.



                             PART III

Item 10.  Directors and Executive Officers of the Company
---------------------------------------------------------

a)  Directors - The information set forth under the heading "The
Election of Directors" on pages 1-3 of the Company's Proxy
Statement dated April 14, 1997 is incorporated herein by reference.

b)   Executive Officers - Information regarding the Executive
Officers of the Company as of April 14, 1997 is set forth in Item
1 of this report under the caption "Executive Officers of the Company."

Item 11. Executive Compensation
-------------------------------

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the Company's Proxy Statement dated April 14, 1997, as follows: page 3, "Compensation of Directors;" page 4, "Compensation Committee Interlocks and Insider Participation;" pages 5-6, the description of long term awards under the captions "Bonus Opportunities," "Long-Term Stock Incentives," "Spin-off Arrangements," and pages 21-23, under the captions "Annual Awards" and "Long Term Awards;" and pages 9-15, under the caption "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and
------------------------------------------------------------
Management
----------

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the Company's Proxy Statement dated April 14, 1997, as follows: pages 25-26, "Beneficial Stock
Ownership of Directors, Nominees, Executive Officers and Persons
Owning More than Five Percent of Common Stock."

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

Not applicable.


                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
----------------------------------------------------------------
Form 8-K
--------

(a)  Documents filed as part of this report:
     (1) Financial Statements. The following financial statements are incorporated herein by reference to the Company's 1996 Annual Report to Shareowners:

                                                      Page in
                                                   Annual Report
                                                   -------------
           Financial Statements-
            Consolidated Statements of Earnings for
               the three fiscal years ended
               February 1, 1997                           16
            Consolidated Statements of Shareowners'
                Equity for the three fiscal years
                ended February 1, 1997                    16
            Consolidated Balance Sheets -
                February 1, 1997, and February 3, 1996    17
            Consolidated Statements of Cash Flows
                for the three fiscal years ended
                February 1, 1997                          18

            Notes to Consolidated Financial Statements   19-23
            Report of Independent Public Accountants      24

     (3)   Exhibits:

Number                             Description
------                             -----------

2.1 Distribution Agreement, dated as of April 2, 1996, between The May Department Stores Company ("May") and the Registrant.1

3.1 Amended and Restated Articles of Incorporation of the Registrant.2

3.2            Amended and Restated Bylaws of the Registrant.*

4.1 Rights Agreement, dated as of April 2, 1996, between the Registrant and The Bank of New York, as Rights Agent.1

10.1 Tax Sharing Agreement, dated April 2, 1996, between May and the Registrant.3

10.2 Sublease, dated as of April 2, 1996, between May and the Registrant.1

10.3           Multi-Currency Credit Agreement, dated as of April
               22, 1996, among the Registrant, several financial institution and Bank of America National Trust and Savings Association.4

10.4           Administrative Services Agreement, dated as of
               April 2, 1996, between May and the Registrant.1

10.5 Payless ShoeSource, Inc. 1996 Stock Incentive Plan, as amended.5

10.6           Payless ShoeSource, Inc. Spin-Off Stock Plan.1

10.7           Payless ShoeSource, Inc. Spin-Off Cash Plan.1

10.8           Payless ShoeSource, Inc. Restricted Stock Plan for
               Non-Management Directors.1

10.9 Form of Employment Agreement between the Registrant and certain executives of the Registrant. The Registrant has entered into Employment Agreements in the form contained in this exhibit with each of the named executive officers which expire at various dates on or before May 31, 2001, and which provide for annual base salaries at rates not less than the amounts presently paid to them.1

10.10          Payless ShoeSource, Inc. Supplementary Retirement Plan.1

10.11          Payless ShoeSource, Inc. Profit Sharing Plan.1

10.12          Payless ShoeSource, Inc. Deferred Compensation Plan.

10.13          Payless ShoeSource, Inc. Executive Incentive
               Compensation Plan for Payless Executives.6

10.14 Form of Management Severance Agreement. The Registrant has entered into Severance Agreements with the named executive officers in the form contained in this exhibit.1 The agreement with Mr. Douglass also provides for a "tax gross-up" payment to ensure that the above-mentioned payments are not subject to net reduction due to imposition of excise taxes which are payable under
               Section 4999 of the Internal Revenue Code. The agreement with Mr. Jolosky provides for 50% of such payment.

10.15          Form of Indemnification Agreement.1

11.1           Computation of Net Earnings Per Share.*

12.1           Computation of Ratio of Earnings to Fixed Charges.*

13.1           Payless ShoeSource, Inc. 1996 Annual Report to
               Shareowners (only those portions specifically incorporated by reference shall be deemed filed with the Commission).*

21.1           Subsidiaries of Registrant*

23.1           Consent of Independent Public Accountants.*

24.1           Power of Attorney

27.1           Financial Data Schedule*

* Filed herewith
  1) Incorporated by reference from the correspondingly numbered Exhibit to Registrant's Registration Statement on Form 10 Dated February 23, 1996 as amended through April 15, 1996.
  2) Incorporated by reference from Exhibit 3.1 of the Registrant's Form 10-Q (file Number 1-11633) for the quarter ended May 4, 1996.
  3) Incorporated by reference from Exhibit 10.1 of the Registrant's Form 10-Q (file Number 1-11633) for the quarter ended May 4, 1996.
  4) Incorporated by reference from Exhibit 10.2 of the Registrant's Form 10-Q (file Number 1-11633) for the quarter ended May 4, 1996.
  5) Incorporated by reference from Appendix A(pages A-1 to A-13) Registrant's April 14, 1997, Proxy Statement relating to its May 23, 1997 annual meeting of shareowners.
  6) Incorporated by reference from Exhibit 10.5 of the Registrant's Form 10-Q (file Number 1-11633) for the quarter ended May 4, 1996.

     (3)   Reports on Form 8-K:  None

All other schedules and exhibits of the Company for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted, as they are not required or are inapplicable or the information required thereby has been given otherwise.

                            SIGNATURES
                            ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PAYLESS SHOESOURCE, INC.

Date:  April 24, 1997          By: /s/ Ullrich E. Porzig
                               ----------------------------------
                                        Ullrich E. Porzig
                                        Senior Vice President and
                                        Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

                    Principal Executive Officer:


Date:  April 24, 1997          By: /s/ Steven J. Douglass
                               ----------------------------------
                                        Steven J. Douglass
                                        Chairman and
                                        Chief Executive Officer



                    Principal Financial and
                      Accounting Officer:


Date:  April 24, 1997          By: /s/ Ullrich E. Porzig
                               ----------------------------------
                                        Ullrich E. Porzig
                                        Senior Vice President and
                                        Chief Financial Officer

                            Directors:


Date:  April 24, 1997          By: /s/ Steven J. Douglass*
                               ----------------------------------
                                        Steven J. Douglass
                                        Chairman and
                                        Chief Executive Officer


Date:  April 24, 1997          By: /s/ Richard A. Jolosky*
                               ----------------------------------
                                        Richard A. Jolosky
                                        President and Director


Date:  April 24, 1997          By: /s/ Howard R. Fricke*
                               ----------------------------------
                                        Howard R. Fricke
                                        Director


Date:  April 24, 1997          By: /s/ Thomas A. Hays*
                               ----------------------------------
                                        Thomas A. Hays
                                        Director


Date:  April 24, 1997          By: /s/ Michael E. Murphy*
                               ----------------------------------
                                        Michael E. Murphy
                                        Director


Date:  April 24, 1997          By: /s/ Robert L. Stark*
                               ----------------------------------
                                        Robert L. Stark
                                        Director


*Executed by William J. Rainey, attorney-in-fact, on behalf of the indicated Director pursuant to Power of Attorney dated April 17, 1997.