Form 10-Q
period 1997-05-03
PAYLESS SHOESOURCE INC
filed 1997-06-13
CIK 1008802

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

            For The Quarterly Period Ended May 3, 1997


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90
days.                                   YES   X    NO
                                           --------  --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Common Stock, $.01 par value
               39,594,821 shares as of May 31, 1997

                  PART 1 - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

            PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEET
                           (Unaudited)

(Millions)
                                  May 3,       May 4,       Feb. 1
ASSETS                             1997         1996         1997
------                           --------     --------     --------
Current Assets:
 Cash and cash equivalents      $  201.4     $   92.3     $  193.6
 Accounts receivable, net            4.0          5.9          4.3
 Merchandise inventories           387.1        366.3        354.9
 Other current assets               39.1         45.6         39.4
                                --------     --------     --------
   Total Current Assets            631.6        510.1        592.2

Property and Equipment, at cost    851.0        865.1        834.1
Accumulated Depreciation          (353.2)      (321.5)      (331.6)
                                --------     --------     --------
 Net Property and Equipment        497.8        543.6        502.5

Other Assets                         3.1          3.3          3.2
                                --------     --------     --------

   Total Assets                 $1,132.5     $1,057.0     $1,097.9
                                ========     ========     ========

LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------

Current Liabilities:
 Current maturities of
   capital lease obligations    $    1.4     $    1.3     $    1.3
 Accounts payable                   83.8         68.3         82.9
 Accrued expenses                  131.6        164.7        119.1
                                --------     --------     --------
   Total Current Liabilities       216.8        234.3        203.3

Capital Lease Obligations            7.2          9.4          8.2

Deferred Income Taxes                7.7          8.9          6.1

Other Liabilities                   27.1         23.3         27.3

Shareowners' Equity                873.7        781.1        853.0
                                --------     --------     --------
   Total Liabilities and
       Shareowners' Equity      $1,132.5     $1,057.0     $1,097.9
                                ========     ========     ========

    The accompanying notes to condensed consolidated financial statements are an integral part of this balance sheet.

            PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                           (Unaudited)


(Millions, except per share)               13 Weeks Ended
                                       -----------------------
                                         May 3,        May 4,
                                          1997          1996
                                        --------      --------

Net Retail Sales                       $  645.1      $  601.4

Cost of sales                          $  447.9      $  427.2

Selling, general and
       administrative expenses            145.1         133.6

Interest (income)
  expense, net                             (1.8)           .3
                                       --------      --------
Earnings before
  income taxes                             53.9          40.3

Provision for income taxes                 21.5          16.1
                                       --------      --------


Net Earnings                           $   32.4      $   24.2
                                       ========      ========

Earnings per Share                     $    .81      $    .60
                                       ========      ========

Shares Outstanding                         39.9          40.4
                                       ========      ========




    The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

            PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited)

(Millions)                                       13 Weeks Ended
                                             ----------------------
                                               May 3,      May 4,
                                                1997        1996
Operating Activities:                         --------    --------

       Net earnings                           $   32.4    $   24.2
       Depreciation and amortization              22.6        23.3
       Change in working capital (excluding
         cash, cash equivalents and              (16.7)       43.9
         short-term debt)                     --------    --------

Total Operating Activities                        38.3        91.4
                                              --------    --------



Investing Activities:
  Net additions to property and equipment        (17.9)       (6.8)
                                              --------    --------
Total Investing Activities                       (17.9)       (6.8)
                                              --------    --------


Financing Activities:
  Net repayments of capital lease                 (0.9)       (0.9)
     obligations
  Issuance (Purchase)
    of common stock, net                         (11.7)        4.0
                                              --------    --------

Total Financing Activities                       (12.6)        3.1
                                              --------    --------
Increase in Cash
  and Cash Equivalents                        $    7.8    $   87.7
Cash and Cash Equivalents,
  Beginning of Year                              193.6         4.6
                                              --------    --------
Cash and Cash Equivalents,
  End of Period                                  201.4        92.3
                                              ========    ========



    The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

            PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Results. These unaudited condensed consolidated financial statements of Payless ShoeSource, Inc. (the "Company") have been prepared in the ordinary course of business for the purpose of presenting information with respect to the Company's quarter ending May 3, 1997. The Company believes that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the Company's financial position and operating results have been made. However, certain items are included in these statements based on estimates for the entire year. The condensed consolidated financial statements should be read in conjunction with the financial statements of the Company included in its 1996 Annual Report to Shareowners (the "Annual Report"), including the MANAGEMENT'S DISCUSSION AND ANALYSIS (pages 12-15) and NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (pages 19-23) in the Annual Report. The results of operations for the 13 weeks ended May 3, 1997, are not necessarily indicative of results for the entire fiscal year ended January 31, 1998.

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

As discussed in the Annual Report, the Company is incurring special retention costs associated with the spin-off which established Payless as an independent company. Those costs totaled $2.2 million pre-tax for the first quarter 1997, with an additional $2.4 million pre-tax estimated to be incurred in the remainder of the current fiscal year.

Note 4. Parade of Shoes. On January 14, 1997, the Company announced the acquisition of the Parade of Shoes division
("Parade") from J. Baker, Inc. On March 10, 1997, the Company acquired for approximately $28 million in cash, the Parade inventory and trademarks, and assumed leases on 186 stores. Parade sells women's footwear and accessories in 14 states. Parade had sales of $123 million in 1996. The Company is operating Parade as a separate division supported by existing Payless sourcing, distribution, information systems, real estate and financial organizations.

The Parade acquisition has been accounted for as a purchase, and accordingly, the operating results of the acquired stores have been included in the company's consolidated results since March 10, 1997. The acquisition did not have a material effect on the results of operations or financial position of the Company during the first quarter of 1997.

Note 5. Store Openings/Closings. During the first quarter, the Company opened 27 Payless stores. The Company closed 1 Parade and 27 Payless stores.

Note 6. Earnings Per Share. For 1997 earnings per share is computed by dividing net earnings by the average common shares outstanding during the period.

The Company's first quarter 1996 outstanding shares were calculated based on the number of Company shares issued and outstanding as of May 4, 1996, the date of the spin-off from The May Department
Stores Company.

Note 7. Reclassifications. Certain prior period amounts have been reclassified to conform to the current year presentation.

Note 8. New Accounting Standard. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") effective December 15, 1997. SFAS 128 will simplify the calculation of earnings per share (EPS) and require the reporting of "basic" and "diluted" EPS to replace the current primary and fully diluted EPS, respectively. The Company will adopt SFAS 128 when it reports 1997 annual results and will restate previously reported EPS upon adoption. Adoption and restatement will not have a material impact on the Company's reported EPS.


Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

A summary of key financial information for the periods indicated is as follows:
                                       May 3,       May 4,      Feb. 1,
                                        1997         1996         1997
                                      --------     --------     --------
Current Ratio                           2.9           2.2         2.9
Debt-Capitalization Ratio*              1.0%          1.3%        1.1%
Fixed Charge Coverage**                 3.3x          2.0x        3.2x

 * Debt-to-capitalization has been computed by dividing total debt, which includes current and long-term capital lease obligations, by capitalization, which includes current and long-term capital lease obligations, non-current deferred income taxes and equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and capitalization, would be 49.6%, 52.9% and 49.1% for the periods referred to above.

 ** Fixed charge coverage, which is presented for the trailing 52 weeks in each period ended above, is defined as earnings before income taxes, gross interest expense, and the interest component of rent expense, divided by gross interest expense and the interest component of rent expense. All costs and expenses of the Company relating to special retention costs and the special non-recurring charge associated with the spin-off are included in the above calculation. Excluding these costs, the fixed charge coverage would be 3.5x, 2.8x and 3.4x for the periods referred to above.

The Company's fixed charge coverage ratio for the 52 weeks ended
May 3, 1997 increased as compared with the 52 week period ended May 4, 1996, due primarily to increased earnings over the previous 52 weeks.

The Company has in place a $200 million revolving credit facility with a bank syndication group on which no borrowings were outstanding at the end of the quarter.

Capital expenditures during the first three months in 1997 totaled $20.5 million with an additional $109.5 million estimated to be expended in the remainder of fiscal year 1997. The Company anticipates that cash flow from operations and the credit facility will be sufficient to finance projected capital expenditures (See cautionary statement on next page as to this and other forward-looking statements).

The increase in cash of $7.8 million resulted from earnings before depreciation and amortization of $55.0 million offset by higher inventory levels and higher capital expenditures primarily from the acquisition of Parade. Higher inventory levels were primarily the result of the acquisition of Parade.

During the first quarter, the Company acquired 315,000 shares of its common stock in open market transactions pursuant to Rule 10b-18 for an aggregate price of $12.8 million.

Results of Operations

Net retail sales represent the sales of stores operating during the period. Sales percent increases are as follows:

                         First Quarter
                       -----------------
                        1997       1996
                       ------     ------

   Total                7.3%       5.6%

   Store-for-Store      6.4%       5.3%

Store-for-store sales represent sales of those stores open during comparable periods.

The following table presents the components of costs and expenses, as a percent of revenues, for the first quarter of 1997 and 1996.

                                    First Quarter
                                  ----------------
                                    1997    1996
                                   ------  ------

  Cost of sales                    69.4%   71.0%

  Selling, general and
    administrative expenses        22.5    22.2
  Interest (income)/expense, net    (.3)     .1
                                   ----    ----

  Earnings before income taxes      8.4%    6.7%
                                   ====    ====

  Effective income tax rate        39.8%   39.9%
                                   ====    ====

  Net Earnings                      5.0%    4.0%
                                   ====    ====

Cost of sales was $447.9 million in the 1997 first quarter, up 4.8% from $427.2 million in the 1996 first quarter. Sales for the first quarter 1997 increased 7.3% from 1996 levels. The higher gross margins achieved were primarily driven by positive same store sales and a reduction in occupancy expense rates due to the closure of underperforming stores.

Selling, general and administrative expenses were $145.1 million in the 1997 first quarter, up 8.6% from $133.6 million in the 1996 first quarter. The increase was attributed to three primary causes: the addition of Parade to the Company's sales base; the added costs associated with being an independent company; and the Company has modestly increased its advertising expenditures over 1996 levels.

At the end of the first quarter, the Company operated 4,236 Payless ShoeSource stores in 50 states, Puerto Rico and the U.S. Virgin
Islands and 185 Parade of Shoes stores. The following table presents the change in store count for the first quarter of 1997.


                                      Payless         Parade
                                   First Quarter   First Quarter
                                   -------------   -------------
                                    1997   1996     1997   1996
                                   ------ ------   ------ ------

  Beginning store count            4,236  4,549        0
  Stores opened                       27     43      186    N/A
  Stores closed                      (27)  (115)      (1)
                                   -----  -----    -----

  Ending store count               4,236  4,477      185
                                   =====  =====    =====

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, future store openings, capital expenditures, possible strategic alternatives and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to the following: Changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, the financial condition of the suppliers and manufacturers from whom the Company sources its merchandise, changes in existing or potential duties, tariffs or quotas, availability of suitable store locations and appropriate terms, and ability to hire and train associates.


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

Item 2 - Changes in Securities   None.

Item 3 - Defaults Upon Senior Securities   None.

Item 4 - Submission of Matters to a Vote of Security Holders

 (a) The annual meeting of shareowners of registrant was held on May 23, 1997.

 (b) At the annual meeting of shareowners of registrant held on May 23, 1997, action was taken with respect to the election of two directors of registrant: 35,226,201 shares were voted for Richard A. Jolosky while authority was withheld with respect to 118,844 shares; 35,226,472 shares were voted for Robert L. Stark while authority was withheld with respect to 118,573 shares;

      Other directors whose term of office continued after the meeting include: Steven J. Douglass, Howard R. Fricke,
      Thomas A. Hays, Michael E. Murphy.

 (c) In addition to the election of directors described in 4(b), action was also taken at the annual meeting of shareowners of registrant with respect to:

      (i) a ratification of the appointment of Arthur Andersen LLP as independent auditors (35,260,043 votes in favor, 37,991 votes against and 47,011 votes abstained);

      (ii) a proposal that the 1996 Stock Incentive Plan, as amended, be approved (26,798,152 votes in favor, 1,505,158 votes against, 156,229 votes abstained and 6,885,506 not voted);

      (iii) a proposal that the Executive Incentive Compensation Plan be approved (29,002,210 votes in favor, 474,742 votes against, 185,616 votes abstained and 5,682,477 not voted);

      (iv) a proposal that the Payless Stock Ownership Plan be approved (27,010,845 votes in favor, 1,292,287 votes against, 156,407 votes abstained and 6,885,506 not voted);


Item 5 - Other Information   None.

Item 6 - Exhibits and Reports on Form 8-K

  (a)  Exhibits:

   Number     Description
   ------     -----------

   3.1      Amended and Restated Articles of Incorporation of the
            Registrant.1

   3.2      Amended and Restated Bylaws of the Registrant.2

   10.5 Payless ShoeSource, Inc. 1996 Stock Incentive Plan, as amended.3

   11.1     Computation of Net Earnings Per Share.*

   27.1     Financial Data Schedule*

* Filed herewith

  1) Incorporated by reference from Exhibit 3.1 of the Registrant's Form 10-Q (file Number 1-11633) for the quarter ended May 4, 1996.
  2) Incorporated by reference from Exhibit 3.2 of the Registrant's Form 10-K (file Number 1-11633) for the year ended February 1, 1997.
  3) Incorporated by reference from Appendix A(pages A-1 to A-13) of the Registrant's April 14, 1997, Proxy Statement relating to its May 23, 1997, annual meeting of shareowners.


 (b)  Reports on Form 8-K

      No reports have been filed on Form 8-K during the quarter ended May 3, 1997.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PAYLESS SHOESOURCE, INC.


Date:  6/13/97                   /s/ Steven J. Douglass
     --------------           --------------------------------------
                                        Steven J. Douglass
                                           Chairman and
                                      Chief Executive Officer




Date:  6/13/97                   /s/ Ullrich E. Porzig
     --------------           --------------------------------------
                                        Ullrich E. Porzig
                                    Senior Vice President and
                                     Chief Financial Officer