Form 10-Q
period 1997-08-02
PAYLESS SHOESOURCE INC
filed 1997-09-08
CIK 1008802

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

          For The Quarterly Period Ended August 2, 1997


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

                   Common Stock, $.01 par value
             37,502,724 shares as of August 30, 1997

                  PART 1 - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

            PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEET
                           (Unaudited)

(Millions)
                                 August 2,   August 3,    Feb. 1,
ASSETS                             1997        1996         1997
- ------                           ---------   ---------   ---------

Current Assets:
 Cash and cash equivalents       $   187.2   $   205.5   $   193.6
 Accounts receivable, net              3.7         4.5         4.3
 Merchandise inventories             347.6       322.2       354.9
 Other current assets                 36.9        34.8        39.4
                                 ---------   ---------   ---------
   Total Current Assets              575.4       567.0       592.2

Property and Equipment, at cost      861.9       855.2       834.1
Accumulated Depreciation            (373.4)     (333.1)     (331.6)
                                 ---------   ---------   ---------
 Net Property and Equipment          488.5       522.1       502.5

Other Assets                           3.6         3.3         3.2
                                 ---------   ---------   ---------

   Total Assets                  $ 1,067.5   $ 1,092.4   $ 1,097.9
                                 =========   =========   =========

LIABILITIES AND SHAREOWNERS' EQUITY
- -----------------------------------

Current Liabilities:
 Current maturities of
   capital lease obligations     $     1.3   $     1.3   $     1.3
 Accounts payable                     86.3        70.1        82.9
 Accrued expenses                    115.6       151.4       119.1
                                 ---------   ---------   ---------
   Total Current Liabilities         203.2       222.8       203.3

Capital Lease Obligations              6.8         9.3         8.2

Deferred Income Taxes                  9.3         9.4         6.1

Other Liabilities                     27.7        26.4        27.3

Shareowners' Equity                  820.5       824.5       853.0
                                 ---------   ---------   ---------
   Total Liabilities and
       Shareowners' Equity       $ 1,067.5   $ 1,092.4   $ 1,097.9
                                 =========   =========   =========

    The accompanying notes to condensed consolidated financial statements are an integral part of this balance sheet.

               PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                              (Unaudited)

(Millions, except per share)
                            13 Weeks Ended              26 Weeks Ended
                        ----------------------      ----------------------
                        August 2,    August 3,      August 2,    August 3,
                          1997         1996           1997         1996
                        ---------    ---------      ---------    ---------

Net Retail Sales:       $   716.7    $   632.5      $ 1,361.7    $ 1,234.0

Cost of sales           $   497.3    $   443.0      $   945.2    $   870.3

Selling, general and
       administrative
       expenses             145.9        126.4          291.0        260.0

Interest (income)/
       expense, net          (2.4)        (1.7)          (4.2)        (1.4)
                        ---------    ---------      ---------    ---------
Earnings before income
       taxes                 75.9         64.8          129.7        105.1

Provision for income
       taxes                 30.3         25.9           51.7         41.9
                        ---------    ---------      ---------    ---------

Net Earnings            $    45.6    $    38.9      $    78.0    $    63.2
                        =========    =========      =========    =========

Earnings per Share      $    1.17    $     .96      $    1.98    $    1.56
                        =========    =========      =========    =========
Average Shares
  Outstanding                39.1         40.4           39.5         40.4
                        =========    =========      =========    =========




      The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

            PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited)

(Millions)                                         26 Weeks Ended
                                               August 2,    August 3,
                                                 1997         1996
                                               ---------    ---------
Operating Activities:
       Net earnings                            $    78.0    $    63.2
       Depreciation and amortization                45.1         45.8
       Change in working capital (excluding
         cash, cash equivalents and
         short-term debt)                           13.4         96.8
                                               ---------    ---------

Total Operating Activities                         136.5        205.8
                                               ---------    ---------


Investing Activities:
       Capital expenditures                        (35.1)       (31.5)
       Disposition of property and equipment         4.1         23.5
                                               ---------    ---------

Total Investing Activities                         (31.0)        (8.0)
                                               ---------    ---------


Financing Activities:
       Net repayments of capital lease
         obligations                                (1.3)        (1.0)
       Amortization (Issuance) of
         stock compensation                          2.5          4.1
       Issuance (Purchase)
         of common stock, net                     (113.1)           -
                                               ---------    ---------

Total Financing Activities                        (111.9)         3.1
                                               ---------    ---------

(Decrease) Increase in Cash
  and Cash Equivalents                         $    (6.4)   $   200.9
Cash and Cash Equivalents,
  Beginning of Year                                193.6          4.6
                                               ---------    ---------
Cash and Cash Equivalents,
  End of Period                                    187.2        205.5
                                               =========    =========


    The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

            PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Results. These unaudited condensed consolidated financial statements of Payless ShoeSource, Inc. (the "Company") have been prepared in the ordinary course of business for the purpose of presenting information with respect to the Company's quarter ending August 2, 1997. The Company believes that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the Company's financial position and operating results have been made. However, certain items are included in these statements based on estimates for the entire year. The condensed consolidated financial statements should be read in conjunction with the financial statements of the Company included in its 1996 Annual Report to Shareowners (the "Annual Report"), including the MANAGEMENT'S DISCUSSION AND ANALYSIS (pages 12-15) and NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (pages 19-23) in the Annual Report. The results of operations for the 26 weeks ended August 2, 1997, are not necessarily indicative of results for the entire fiscal year ended January 31, 1998.

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

As discussed in the Annual Report, the Company is incurring special retention costs associated with the spin-off which established Payless as an independent company. Those costs totaled $0.8 million pre-tax for the second quarter 1997, with an additional $1.6 million pre-tax estimated to be incurred in the remainder of the current fiscal year.

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

Note 5. Store Openings/Closings.  During the second quarter, the
Company opened 36 Payless stores and 1 Parade store. The Company closed 3 Parade and 49 Payless stores.

The Company announced that it plans to open five stores in Canada under the Payless ShoeSource name during fiscal 1997. The stores will offer dress, casual, athletic and specialty shoes for women, men and children.

Note 6. Earnings Per Share. Earnings per share for 1997 and 1996 are computed by dividing net earnings by the average common shares outstanding during the period.

The Company's first quarter 1996 outstanding shares were calculated based on the number of Company shares issued and outstanding as of May 4, 1996, the date of the spin-off from The May Department
Stores Company.

Note 7. Reclassifications. Certain prior period amounts have been reclassified to conform to the current year presentation.

Note 8. Year 2000. In 1996 the Company began modifying its computer systems to enable continued processing of transactions in the year 2000 and beyond. Anticipated spending for modifications will be expensed as incurred and is not expected to have a significant impact on the Company's ongoing results of operations.

Note 9. New Accounting Standard. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") effective December 15, 1997. SFAS 128 will simplify the calculation of earnings per share (EPS) and require the reporting of "basic" and "diluted" EPS to replace the current primary and fully diluted EPS, respectively. The Company will adopt SFAS 128 when it reports 1997 annual results. Under the new accounting standard, EPS for the periods ended August 2, 1997 and August 3, 1996 are stated below:

                           13 Weeks Ended        26 Weeks Ended
                        --------------------  --------------------
                        August 2,  August 3,  August 2,  August 3,
                          1997       1996       1997       1996
                        ---------  ---------  ---------  ---------
Basic Earnings
 Per Share              $  1.17    $  0.96    $  1.98     $  1.56

Diluted Earnings
 Per Share              $  1.15    $  0.96    $  1.96     $  1.56


Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share includes the effect of conversions of options.

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

A summary of key financial information for the periods indicated is as follows:
                                August 2,    August 3,     Feb. 1,
                                  1997         1996         1997
                                ---------    ---------    ---------
Current Ratio                      2.8          2.5          2.9
Debt-Capitalization Ratio*         1.0%         1.3%         1.1%
Fixed Charge Coverage**            3.6x         2.1x         3.2x

 * Debt-to-capitalization has been computed by dividing total debt, which includes current and long-term capital lease obligations, by capitalization, which includes current and long-term capital lease obligations, non-current deferred income taxes and equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and capitalization, would be 50.5%, 50.0% and 49.1% for the periods referred to above.

 ** Fixed charge coverage, which is presented for the trailing 52 weeks in each period ended above, is defined as earnings before income taxes, gross interest expense, and the interest component of rent expense, divided by gross interest expense and the interest component of rent expense. All costs and expenses of the Company relating to special retention costs and the special non-recurring charge associated with the spin-off are included in the above calculation. Excluding these costs, the fixed charge coverage would be 3.7x, 3.0x and 3.4x for the periods referred to above.

The Company's fixed charge coverage ratio for the 52 weeks ended
August 2, 1997 increased as compared with the 52 week period ended August 3, 1996, due primarily to increased earnings over the previous 52 weeks.

The Company has in place a $200 million revolving credit facility with a bank syndication group on which no borrowings were outstanding at the end of the quarter.

Capital expenditures during the first six months in 1997 totaled $35.1 million with an additional $94.9 million estimated to be expended in the remainder of fiscal year 1997. The Company anticipates that cash flow from operations and the credit facility will be sufficient to finance projected capital expenditures (See cautionary statement on next page as to this and other forward-looking statements).

The decrease in cash of $6.4 million resulted from earnings before depreciation and amortization of $123.1 million offset by higher capital expenditures primarily from the acquisition of Parade and the repurchase of the Company's common stock.

During the second quarter, the Company acquired 1.9 million shares of its common stock in open market transactions pursuant to Rule
10b-18 for an aggregate price of $100.3 million.

Results of Operations

Net retail sales represent the sales of stores operating during the period. Sales percent increases are as follows:

                         Second Quarter        First Six Months
                       ------------------     ------------------
                        1997       1996        1997       1996
                       -------    -------     -------    -------
   Total                13.3%      1.6%        10.4%      3.5%

   Store-for-Store       7.2%      5.0%         6.7%      5.1%

Store-for-store sales represent sales of those stores open during comparable periods.

The following table presents the components of costs and expenses, as a percent of revenues, for the second quarter and first six months of 1997 and 1996.
                                                     First
                                  Second Quarter   Six Months
                                  --------------   -----------
                                    1997   1996    1997   1996
                                   -----  -----   -----  -----
  Cost of sales                    69.4%  70.0%   69.4%  70.5%

  Selling, general and
    administrative expenses        20.3   20.0    21.4   21.1
  Interest income/(expense), net     .3     .2      .3     .1
                                   ----   ----    ----   ----

  Earnings before income taxes     10.6%  10.2%    9.5%   8.5%
                                   ====   ====    ====   ====

  Effective income tax rate        39.9%  39.9%   39.9%  39.9%
                                   ====   ====    ====   ====

  Net Earnings                      6.4%   6.2%    5.7%   5.1%
                                   ====   ====    ====   ====

Cost of sales was $497.3 million in the 1997 second quarter, up 12.2% from $443.0 million in the 1996 second quarter. For the first six months of 1997, cost of sales was $945.2 million, a 8.6% increase from $870.3 million in the 1996 period. Sales increased 13.3% and 10.4% for the second quarter and first six months of 1997, respectively. For the second quarter and first six months, cost of sales, as a percent of revenues, decreased 0.6% and 1.1%, respectively. Gross margin improvement in the second quarter was primarily due to the leverage of occupancy costs gained through positive same store sales.

Selling, general and administrative expenses were $145.9 million in the 1997 second quarter, up 15.4% from $126.4 million in the 1996 second quarter. For the first six months of 1997, selling, general and administrative expenses were $291.0 million compared with $260.0 million in the 1996 period, an 11.9% increase.

The increase during the second quarter was attributed to the operation of the Parade of Shoes division, Parade related start-up costs, and increased stores payroll. For the first six months of 1997, the increase in selling, general and administrative expenses was primarily due to the addition of Parade to the Company's sales base and modestly higher advertising expenditures over 1996 levels.

At the end of the second quarter, the Company operated 4,223
Payless ShoeSource stores in 50 states, Guam, Puerto Rico and the
U.S. Virgin Islands and 183 Parade of Shoes stores. The following table presents the change in store count for the second quarter and first six months of 1997 and 1996.

  Payless ShoeSource                                 First
                                  Second Quarter   Six Months
                                  --------------  ------------
                                    1997   1996    1997   1996
                                   -----  -----   -----  -----
  Beginning of quarter/year        4,236  4,477   4,236  4,549
  Stores opened                       36     50      63     93
  Stores closed                      (49)  (247)    (76)  (362)
                                   -----  -----   -----  -----
  Ending store count               4,223  4,280   4,223  4,280
                                   =====  =====   =====  =====


  Parade of Shoes                                    First
                                  Second Quarter   Six Months
                                  --------------  ------------
                                    1997   1996    1997   1996
                                   -----  -----   -----  -----
  Beginning of quarter/year          185              0
  Stores acquired                      0            186
  Stores opened                        1    N/A       2    N/A
  Stores closed                       (3)            (5)
                                   -----          -----
  Ending store count                 183            183
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

 (b)  Reports on Form 8-K

      No reports have been filed on Form 8-K during the quarter ended August 2, 1997.

                            SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PAYLESS SHOESOURCE, INC.

Date: 9/8/97                    /s/ Steven J. Douglass
      ------------            -----------------------------
                                    Steven J. Douglass
                                       Chairman and
                                  Chief Executive Officer



Date: 9/8/97                    /s/ Ullrich E. Porzig
      ------------            -----------------------------
                                    Ullrich E. Porzig
                                Senior Vice President and
                                 Chief Financial Officer