Form 10-Q
period 1997-11-01
PAYLESS SHOESOURCE INC
filed 1997-12-08
CIK 1008802

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

         For The Quarterly Period Ended November 1, 1997


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

                   Common Stock, $.01 par value
            37,326,808 shares as of November 29, 1997

                        PART 1 - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

            PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEET
                           (Unaudited)

(Millions)
                                   Nov. 1,     Nov. 2,     Feb. 1,
ASSETS                              1997        1996        1997
------                            --------    --------    --------
Current Assets:
 Cash and cash equivalents        $  217.3    $  228.5    $  193.6
 Accounts receivable, net              4.7         4.1         4.3
 Merchandise inventories             331.7       330.9       354.9
 Other current assets                 38.7        35.5        39.4
                                  --------    --------    --------
   Total Current Assets              592.4       599.0       592.2

Property and Equipment, at cost      880.6       864.0       834.1
Accumulated Depreciation            (393.3)     (354.7)     (331.6)
                                  --------    --------    --------
 Net Property and Equipment          487.3       509.3       502.5

Other Assets                           3.5         3.2         3.2
                                  --------    --------    --------

   Total Assets                   $1,083.2    $1,111.5    $1,097.9
                                  ========    ========    ========

LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------
Current Liabilities:
 Current maturities of
   capital lease obligations      $    1.3    $    1.3    $    1.3
 Accounts payable                     88.6        84.1        82.9
 Accrued expenses                    138.1       144.3       119.1
                                  --------    --------    --------
   Total Current Liabilities         228.0       229.7       203.3

Capital Lease Obligations              6.7         9.1         8.2

Deferred Income Taxes                  3.0         9.4         6.1

Other Liabilities                     27.8        26.6        27.3

Shareowners' Equity                  817.7       836.7       853.0
                                  --------    --------    --------
   Total Liabilities and
     Shareowners' Equity          $1,083.2    $1,111.5    $1,097.9
                                  ========    ========    ========

    The accompanying notes to condensed consolidated financial statements are an integral part of this balance sheet.

               PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                              (Unaudited)

(Millions, except per share)
                           13 Weeks Ended          39 Weeks Ended
                        ---------------------   ---------------------
                         Nov. 1,     Nov. 2,     Nov. 1,     Nov. 2,
                           1997       1996        1997        1996
                        ---------   ---------   ---------   ---------

Net Retail Sales:       $   635.7   $   576.8   $ 1,997.4   $ 1,810.8

Cost of sales           $   443.4   $   408.0   $ 1,388.6   $ 1,278.3

Selling, general and
  administrative
  expenses                  138.5       122.1       429.4       382.1

Interest (income)/
  expense, net               (1.9)       (2.2)       (6.1)       (3.6)
                        ---------   ---------   ---------   ---------
Earnings before income
  taxes                      55.7        48.9       185.5       154.0

Provision for income
  taxes                      22.2        19.5        74.0        61.4
                        ---------   ---------   ---------   ---------

Net Earnings            $    33.5   $    29.4   $   111.5   $    92.6
                        =========   =========   =========   =========

Earnings per Share      $     .89   $     .74   $    2.87   $    2.30
                        =========   =========   =========   =========
Average Shares
  Outstanding                37.5        40.0        38.8        40.3
                        =========   =========   =========   =========




      The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

            PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited)

(Millions)                                   39 Weeks Ended
                                         ----------------------
                                           Nov. 1,     Nov. 2,
                                            1997        1996
Operating Activities:                    ---------    ---------
 Net earnings                            $   111.5    $    92.6
 Depreciation and amortization                67.6         68.0
 Change in working capital (excluding
   cash and cash equivalents)                 45.2         94.2
                                         ---------    ---------

Total Operating Activities                   224.3        254.8
                                         ---------    ---------



Investing Activities:
 Capital expenditures                        (59.3)       (48.8)
 Disposition of property and equipment         6.9         31.4
                                         ---------    ---------

Total Investing Activities                   (52.4)       (17.4)
                                         ---------    ---------


Financing Activities:
 Net repayments of capital lease
   obligations                                (1.4)        (1.2)
 Amortization (Issuance) of
   stock compensation                          4.0          4.2
 Issuance (Purchase)
   of common stock, net                     (150.8)       (16.5)
                                         ---------    ---------

Total Financing Activities                  (148.2)       (13.5)
                                         ---------    ---------


(Decrease) Increase in Cash
  and Cash Equivalents                   $    23.7    $   223.9
Cash and Cash Equivalents,
  Beginning of Year                          193.6          4.6
                                         ---------    ---------
Cash and Cash Equivalents,
  End of Period                              217.3        228.5
                                         =========    =========



    The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

            PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Results. These unaudited condensed consolidated financial statements of Payless ShoeSource, Inc. (the "Company") have been prepared in the ordinary course of business for the purpose of presenting information with respect to the Company's 13 and 39 week periods ended November 1, 1997. The Company believes that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the Company's financial position and operating results have been made. However, certain items are included in these statements based on estimates for the entire year. The condensed consolidated financial statements should be read in conjunction with the financial statements of the Company included in its 1996 Annual Report to Shareowners (the "Annual Report"), including the MANAGEMENT'S DISCUSSION AND ANALYSIS (pages 12-15) and NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (pages 19-23) in the Annual Report. The results of operations for the 13 and 39 week periods ended November 1, 1997, are not necessarily indicative of results for the entire fiscal year ended January 31, 1998.

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

As discussed in the Annual Report, the Company is incurring special retention costs associated with the spin-off which established Payless as an independent company. Those costs totaled $0.8 million pre-tax for the third quarter 1997, with an additional $0.8 million pre-tax estimated to be incurred in the remainder of the current fiscal year.

Note 4. Parade of Shoes. On March 10, 1997, the Company acquired inventory and trademarks, and assumed leases on 186 stores of the Parade of Shoes division ("Parade") from J. Baker, Inc. The purchase price was approximately $28 million in cash. Parade sells women's footwear and accessories in 14 states. Parade had sales of $123 million in 1996. The Company is operating Parade as a separate division supported by existing Payless sourcing, distribution, information systems, real estate and financial organizations.

The Parade acquisition has been accounted for as a purchase, and accordingly, the operating results of the acquired stores have been included in the Company's consolidated results since March 10, 1997.

Note 5. Store Openings/Closings.  During the third quarter, the
Company opened 53 Payless stores, including 5 in Canada, and 2
Parade stores.  The Company closed 33 Payless and 2 Parade stores.

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

Note 8. Foreign Currency Translation. Local currencies are the functional currencies for all subsidiaries. Accordingly, assets and liabilities of foreign subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items of these subsidiaries are translated at year-to-date average rates of exchange. The resultant translation gains or losses are included in stockholders' equity.

Note 9. Year 2000. In 1996 the Company began modifying its computer systems to enable continued processing of transactions in the year 2000 and beyond. Spending for modifications will be expensed as incurred and is not expected to have a significant impact on the Company's ongoing results of operations.

Note 10. New Accounting Standard. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") effective December 15, 1997. SFAS 128 will simplify the calculation of earnings per share (EPS) and require the reporting of "basic" and "diluted" EPS. The Company will adopt SFAS 128 when it reports 1997 annual results. Under the new accounting standard, EPS for the periods ended November 1, 1997 and November 2, 1996 are stated below:
                          13 Weeks Ended        39 Weeks Ended
                        ------------------    ------------------
                        Nov. 1,    Nov. 2,    Nov. 1,    Nov. 2,
                          1997       1996       1997       1996
                        -------    -------    -------    -------
Basic Earnings
 Per Share              $  0.89    $  0.74    $  2.87    $  2.30

Diluted Earnings
 Per Share              $  0.88    $  0.73    $  2.84    $  2.29


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

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

A summary of key financial information for the periods indicated is as follows:
                                 Nov. 1,    Nov. 2,    Feb. 1,
                                  1997       1996       1997
                                 -------    -------    -------
Current Ratio                      2.6        2.5        2.9
Debt-Capitalization Ratio*         1.0%       1.2%       1.1%
Fixed Charge Coverage**            3.7x       2.2x       3.2x

 * Debt-to-capitalization has been computed by dividing total debt, which includes current and long-term capital lease obligations, by capitalization, which includes current and long-term capital lease obligations, non-current deferred income taxes and equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and capitalization, would be 50.9%, 49.9% and 49.1% for the periods referred to above.

 ** Fixed charge coverage, which is presented for the trailing 52 weeks in each period ended above, is defined as earnings before income taxes, gross interest expense, and the interest component of rent expense, divided by gross interest expense and the interest component of rent expense. All costs and expenses of the Company relating to special retention costs and the special non-recurring charge associated with the spin-off are included in the above calculation. Excluding these costs, the fixed charge coverage would be 3.8x, 3.1x and 3.4x for the periods referred to above.

The Company's fixed charge coverage ratio for the 52 weeks ended
November 1, 1997 increased as compared with the 52 week period ended November 2, 1996, due primarily to increased earnings.

The Company has in place a $200 million revolving credit facility with a bank syndication group on which no borrowings were outstanding at the end of the quarter.

Capital expenditures during the first nine months in 1997 totaled $59.3 million with an additional $41.7 million estimated to be expended in the remainder of fiscal year 1997. The Company anticipates that cash flow from operations and the credit facility will be sufficient to finance projected capital expenditures (See cautionary statement on next page as to this and other forward-looking statements).

The year-to-date increase in cash of $23.7 million resulted from earnings before depreciation and amortization of $179.1 million offset by higher capital expenditures, primarily from the acquisition of Parade, and the repurchase of the Company's common stock.

In the third quarter, the Company completed its previously announced $150 million stock repurchase program. During the third quarter, the Company acquired 0.6 million shares of its common stock in open market transactions pursuant to Rule 10b-18 for an aggregate price of $36.9 million.

The Company also announced that its board of directors authorized the repurchase of an additional $150 million dollars worth of the Company's common stock in open market transactions, subject to receipt of a favorable ruling from the Internal Revenue Service and market conditions.

Results of Operations

Net retail sales represent the sales of stores operating during the period. Sales percent increases are as follows:

                         Third Quarter       First Nine Months
                        ----------------    -------------------
                         1997      1996       1997      1996
                        ------    ------     ------    ------

   Total                 10.2%     (1.6%)     10.3%      1.8%

   Store-for-Store        5.2%      1.5%       6.3%      3.9%

Store-for-store sales represent sales of those stores open during comparable periods.

The following table presents the components of costs and expenses, as a percent of revenues, for the third quarter and first nine months of 1997 and 1996.
                                                     First
                                  Third Quarter    Nine Months
                                  -------------   -------------
                                   1997   1996     1997   1996
                                  ------ ------   ------ ------

  Cost of sales                    69.8%  70.7%    69.5%  70.6%

  Selling, general and
    administrative expenses        21.8   21.2     21.5   21.1
  Interest income/(expense), net     .3     .4       .3     .2
                                  ------ ------   ------ ------

  Earnings before income taxes      8.7%   8.5%     9.3%   8.5%
                                  ====== ======   ====== ======

  Effective income tax rate        39.9%  39.9%    39.9%  39.9%
                                  ====== ======   ====== ======

  Net Earnings                      5.3%   5.1%     5.6%   5.1%
                                  ====== ======   ====== ======

Cost of sales was $443.4 million in the 1997 third quarter, up 8.7% from $408.0 million in the 1996 third quarter. For the first nine months of 1997, cost of sales was $1,389 million, a 8.6% increase from $1,278 million in the 1996 period. For the third quarter and first nine months, cost of sales, as a percent of revenues, decreased 0.9% and 1.1%, respectively. Gross margin improvement in the third quarter was primarily due to the leverage of occupancy costs gained through positive same store sales and improved merchandise margins.

Selling, general and administrative expenses were $138.5 million in the 1997 third quarter, up 13.4% from $122.1 million in the 1996 third quarter. For the first nine months of 1997, selling, general and administrative expenses were $429.4 million compared with $382.1 million in the 1996 period, a 12.4% increase. The increase during the third quarter and the first nine months of 1997 was attributed to a modest increase in advertising, the operation of the Parade of Shoes division, and investments in infrastructure and systems to support future growth.

At the end of the third quarter, the Company operated 4,243 Payless ShoeSource stores in 50 states, Canada, Guam, Puerto Rico and the U.S. Virgin Islands and 183 Parade of Shoes stores. The following table presents the change in store count for the third quarter and first nine months of 1997 and 1996.

  Payless ShoeSource                                  First
                                  Third Quarter    Nine Months
                                  -------------- --------------
                                    1997   1996    1997   1996
                                   -----  -----   -----  -----

  Beginning of quarter/year        4,223  4,280   4,236  4,549
  Stores opened                       53     35     116    128
  Stores closed                      (33)   (51)   (109)  (413)
                                   -----  -----   -----  -----

  Ending store count               4,243  4,264   4,243  4,264
                                   =====  =====   =====  =====

  Parade of Shoes                                    First
                                  Third Quarter    Nine Months
                                    1997   1996    1997   1996
                                   -----  -----   -----  -----
  Beginning of quarter/year          183              0
  Stores acquired                      0            186
  Stores opened                        2    N/A       4    N/A
  Stores closed                       (2)            (7)
                                   -----          -----

  Ending store count                 183            183
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

Item 5 - Other Information   None.

Item 6 - Exhibits and Reports on Form 8-K

 (a)  Exhibits:

   Number     Description
   ------     -----------

   3.1 Amended and Restated Articles of Incorporation of the Registrant.1

   3.2      Amended and Restated Bylaws of the Registrant.2

   10.5 Payless ShoeSource, Inc. 1996 Stock Incentive Plan, as amended.*

   10.8     Payless ShoeSource, Inc. Restricted Stock Plan for
            Non-Management Directors, as amended.*

   10.16 Payless ShoeSource, Inc. Deferred Compensation Plan for Non-Management Directors.*

   10.17    Payless ShoeSource, Inc. Executive Incentive
            Compensation Plan for Business Unit Management.*

   10.18    The Stock Appreciation and Phantom Stock Unit Plan of
            Payless ShoeSource, Inc. and Its Subsidiaries for
            Payless ShoeSource International Employees.*

   11.1     Computation of Net Earnings Per Share.*

   27.1     Financial Data Schedule*


* Filed herewith

  1) Incorporated by reference from Exhibit 3.1 of the Registrant's Form 10-Q (file Number 1-11633) for the quarter ended May 4, 1996.
  2) Incorporated by reference from Exhibit 3.2 of the Registrant's Form 10-K (file Number 1-11633) for the year ended February 1, 1997.

 (b)  Reports on Form 8-K

      No reports have been filed on Form 8-K during the quarter ended November 1, 1997.

                            SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PAYLESS SHOESOURCE, INC.

Date: 12/8/97                  /s/ Steven J. Douglass
     ---------------          ------------------------------
                                    Steven J. Douglass
                                       Chairman and
                                  Chief Executive Officer



Date: 12/8/97                  /s/ Ullrich E. Porzig
     ---------------          ------------------------------
                                    Ullrich E. Porzig
                                Senior Vice President and
                                 Chief Financial Officer