Form 10-K
period 1998-01-31
PAYLESS SHOESOURCE INC
filed 1998-04-21
CIK 1008802

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
(Mark one)
[X]               ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 1998
                                       OR
[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
                               --------------    --------------

                         Commission File Number 1-11633

                            PAYLESS SHOESOURCE, INC.
             (Exact name of registrant as specified in its charter)

          MISSOURI                                          48-0674097
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification Number)

     3231 SOUTHEAST SIXTH STREET, TOPEKA, KANSAS            66607-2207
     (Address of principal executive offices)               (Zip Code)

                                 (785) 233-5171
                         (Registrant's telephone number,
                              including area code)

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

Securities registered pursuant to Section 12(g) of the Act:  None


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes   X     No
                                                      -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Registrant's common stock held by non-affiliates based on the closing price of $75.50 on April 3, 1998 was $2,817,101,829.

The number of the Registrant's $.01 par value common stock as of April 3, 1998 was 37,312,607.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Registrant's Annual Report to Shareowners for the fiscal year ended January 31, 1998 (the "1997 Annual Report") are incorporated into Part II, as described herein.

2. Portions of Registrant's 1998 Proxy Statement for the Annual Meeting to be held on May 22, 1998, are incorporated into Part III, as described herein. Such proxy statement will be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

     This report contains, and from time to time Registrant may publish, forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, future store openings, possible strategic alternatives and similar matters. Also, statements including the words "expects," "anticipates," "intends," "plans," "believes," "seeks," or variations of such words and similar expressions are forwarding-looking statements. Registrant notes that a variety of factors could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in its forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Registrant's business include, but are not limited to, the following: changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; the financial condition of the suppliers and manufacturers from whom the Registrant sources its merchandise; changes in existing or potential duties, tariffs or quotas; availability of suitable store locations and appropriate terms; the ability to hire and train associates; and general economic, business and social conditions.

                            Payless ShoeSource, Inc.
                             Form 10-K Annual Report
                   For the fiscal year ended January 31, 1998

                                     PART I

Item 1.  Business
Item 2.  Properties
Item 3.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security
               Holders

                                     PART II

Item 5.  Market for Registrant's Common Equity
               and Related Shareholder Matters
Item 6.  Selected Financial Data
Item 7.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations
Item 8.  Financial Statements and Supplementary Data
Item 9.  Changes in and Disagreements With Accountants
               on Accounting and Financial Disclosure

                                    PART III

Item 10. Directors and Executive Officers of the Company
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners
               and Management
Item 13. Certain Relationships and Related Transactions

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K

         Signatures

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Payless ShoeSource, Inc. ("Payless" or the "Company" or the "Registrant") is the largest family footwear retailer in the United States with more than $2.5 billion in sales in 1997. The Company sold approximately 210 million pairs of shoes in 1997, and served more than 150 million customers.

As of January 31, 1998, the Company operated 4,256 Payless ShoeSource stores in 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands, Guam, Saipan, and Canada. Payless ShoeSource stores feature fashionable, quality footwear for men, women and children, including athletic, casual, dress, sandals, work boots and slippers. In addition, the Company operated 175 Parade of Shoes stores in 14 states. Parade of Shoes offers fashionable women's footwear and accessories at moderate prices.

DEVELOPMENTS

In March 1997, the Company purchased inventory, property, and trademarks, and assumed leases on 186 stores from J. Baker, Inc. which it holds as the Parade of Shoes division ("Parade"). The purchase price was equal to approximately $28 million in cash, which it funded from operating cash flows. The acquisition has been accounted for as a purchase, and accordingly, the operating results of the acquired stores have been included in the Company's consolidated results of operations for the period following the purchase.

During 1997, the Company opened 158 new Payless ShoeSource stores, including stores in Canada, Guam and Saipan, and closed 138 underperforming stores. During 1997, Parade of Shoes opened eight stores, in addition to the 186 stores acquired, and closed 19 underperforming stores.

In January 1997, the Board of Directors of the Company authorized the repurchase of up to $150 million of outstanding common stock of Payless in open-market transactions. In September 1997, the Company completed this $150 million repurchase (having purchased approximately 2.8 million shares).

In September 1997, the Board of Directors of the Company authorized the repurchase of up to an additional $150 million of outstanding common stock in open-market transactions, subject to market conditions and receipt of a favorable ruling from the Internal Revenue Service
(IRS). The Company received the favorable IRS ruling in March 1998. The Company expects that any purchased shares will be held in treasury for general corporate purposes.

HISTORY

The Company was founded in Topeka, Kansas in 1956 with a strategy of selling low cost, high quality family footwear on a self-service basis. In 1962, Volume Distributors, as the Company was known at the time, became a public company. In 1979, the Company (then called Volume Shoe Corporation) was acquired by The May Department Stores Company of St. Louis, Missouri. The Company changed its name to Payless ShoeSource, Inc. in 1991. On May 4, 1996, Payless became an independent public company incorporated in Missouri as a result of its spin-off from The May Department Stores Company. The Company is listed for trading on the New York Stock Exchange under the symbol "PSS."

PAYLESS SHOESOURCE STORES

The average size of the Company's Payless ShoeSource stores is approximately 3,400 square feet. Each store carries approximately 9,000 pairs of shoes in more than 600 styles. Payless ShoeSource stores operate in a variety of real estate formats, including shopping malls, central business districts, free-standing buildings and strip centers. Of the 4,256 Payless locations open at the end of 1997, 740 incorporated a "Payless Kids" area which consists of approximately an additional 1,000 square feet of selling space devoted to an expanded assortment of children's shoes. The stores that include a Payless Kids area are located throughout the country and also have wider aisles, children-friendly seating and an entertainment center for children.

The Company's Payless ShoeSource stores operate in rural, suburban and urban environments. The 10 states with the largest concentration of the Company's Payless ShoeSource stores are identified below (along with the total number of Payless ShoeSource stores):


                                                   NO. OF
                                                   PAYLESS
                                                   SHOESOURCE
                  STATE                            STORES
                  -----                            ------
                  California                           647
                  Texas                                372
                  Florida                              272
                  New York                             271
                  Pennsylvania                         199
                  Illinois                             196
                  Ohio                                 183
                  Michigan                             154
                  New Jersey                           121
                  Washington                           106
                  Other (including 8
                     non-U.S. stores)                1,735
                                                     -----
                  Total                              4,256


The Company's Payless ShoeSource stores are highly automated, each with an electronic point of sale register and a back office computer which not only records transactions from the register, but also serves many other store supporting functions including price look-up, accumulation of associate hours worked and communications with the Company's headquarters in Topeka, Kansas. Store associates receive regular weekly communications from the Company's headquarters describing promotional and display requirements.

The Company's Payless ShoeSource operations are directed centrally by a senior officer and a small support staff. The retail operations organization is subdivided into seven divisions headquartered in the cities of Atlanta, Baltimore, Chicago, Dallas, Denver, Los Angeles and Toronto. Divisions are directed by a vice president, two to four operations directors and a small support staff.

Each Payless ShoeSource store has a manager and approximately five associates. The stores are organized into districts. District managers, to whom the store managers report, themselves report to the division offices and have full responsibility for the stores in their district. Division offices also have loss prevention and inventory control functions. Human resources, merchandising support and other more general support services, are provided from the Company's headquarters.

PARADE OF SHOES STORES

The Company's Parade division, which was acquired in March, 1997, from J. Baker, Inc., of Canton, Massachusetts, emphasizes the retail sale of fashionable, quality, primarily leather, women's shoes. The Company operates the 175 Parade stores as a separate division supported by Payless sourcing, distribution, information systems, real estate, human resource and financial operations.

EMPLOYEES

During 1997, the Company's average number of employees was approximately 25,000, including approximately 14,000 full-time associates and 11,000 part-time associates. Approximately 550 of the Company's distribution center general warehouse associates are covered by collective bargaining agreements. Management believes it has a good relationship with all employees.

The Company is led by a team of senior management executives who have an average of 16 years of retail industry experience, including an average of eight years with the Company.

PRODUCTS

The Company's Payless ShoeSource stores offer a broad assortment of fashionable, quality footwear for men, women and children, including athletic, casual, dress, sandals, work boots and slippers. Shoes are constructed with leather, canvas and man-made materials. Styling is updated regularly in an effort to remain current with proven fashion trends. During 1997, shoes sold at the Company's Payless ShoeSource stores sold at an average retail price of $11.35/pair. In addition to shoes, Payless ShoeSource stores offer accessories, including handbags, shoe polish and hosiery.

Parade stores are self-service and feature fashionable women's dress, casual and athletic footwear priced in the $20 to $40/pair range. Major markets include Boston, New York City, Chicago, Philadelphia and Washington, D.C. The average size of a Parade store is approximately 2,300 square feet. These stores operate in a variety of real estate formats including shopping malls, central business districts and strip centers.

The Company's merchandising effort is led by the President and three general merchandise managers with an average of 26 years of retail experience. They direct teams of buyers, planners and distributors that interact with agents and factory representatives to design, select, produce, inspect and distribute footwear and accessories to Payless ShoeSource and Parade stores.

CUSTOMERS

The Company sells footwear to women, men and children of all age groups. The Company has significant market penetration with its target customers: women between the ages of 18 and 64. The Company believes that more than 48% of its target customers, regardless of household income, purchased at least one pair of shoes from the Company last year. In 1997, the Company sold more pairs of children's shoes than any other U.S. footwear retailer.

COMPETITION

The Company operates in a highly competitive retail market competing primarily with national and regional discount mass-merchandisers, as well as with other self-service discount shoe stores and off-price outlet stores. Competition is based on product selection, quality and availability, price, store location, customer service and promotional activities. The Company has generally operated profitably for many years and believes that it has market share.

SEASONALITY

The retail footwear market is characterized by four high volume seasons: Easter, early Summer, back-to-school and Christmas. The Company must increase inventory levels during these periods to support the increased demand for seasonal styles. Unseasonable weather patterns may affect planned sales of seasonal products such as sandals and boots.

PURCHASING

The Company utilizes a network of agents and factories in the United States and 14 foreign countries to obtain its products. These products are manufactured to meet the Company's specifications and standards. The strength of the Company's relationships with agents and factories, some dating back over 40 years, has allowed the Company to revise its sourcing strategies to reflect changing political and economic environments. In the past, many of the Company's agents and factory owners have played significant roles in developing production in new factories and in new countries without compromising production capacity or product quality. Factories in the People's Republic of China are a source of approximately 80% of the Company's merchandise and there can be no assurance that a change in political climate with or in China would not have a material adverse effect on the Company. The

Company does not purchase "seconds" or "overruns" and does not own any manufacturing facilities. The Company closely integrates its merchandise purchasing requirements with various manufacturers through its sourcing organization which has offices in Topeka, Kansas, Taiwan, China and Brazil. Management believes it has good relationships with the entities from which it sources, although there can be no assurance that such relationships will remain good or that such entities believe that such relationships are good.

On a worldwide basis, approximately two-thirds of the Company's merchandise is acquired through a network of third-party agents. Payless ShoeSource International, the Company's Taipei, Taiwan office, arranges directly with factories for the design, selection, production management, inspection and distribution of approximately one-third of the shoes acquired for the Company.

Risks inherent in foreign manufacturing (i.e., manufacturing outside the United States) include economic and political instability, transportation delays and interruptions, restrictive actions by foreign governments, the laws and policies of the United States affecting importation of goods, including duties, quotas and taxes, trade and foreign tax laws and fluctuations in currency exchange rates. While the Company has not historically experienced material adverse effects resulting from the occurrence of these types of risks, there is no assurance that in the future the occurrence of these risks will not result in increased costs and delays or disruption in product deliveries that could cause loss of revenue and damage to customer relationships and have a material adverse effect on the Company.

China currently enjoys "most favored nation" ("MFN") status under United States tariff laws, which provides the most favorable category of United States import duties. China's MFN status is annually reviewed by the United States Congress. The Company believes that extension of this status is subject to uncertainty every year. The loss of MFN status for China would likely result in substantially increased costs to the Company in the purchase of merchandise from China. The Company believes, however, that its competitors in the footwear industry would be similarly affected.

QUALITY ASSURANCE

The Company's quality assurance organization sets standards and specifications for product manufacture, performance and appearance. It communicates those standards and specifications through its copyrighted quality assurance manual. The Company stands behind the quality of the shoes it sells to its customers by permitting return of purchased merchandise with proper documentation evidencing purchase.

The quality assurance organization also provides technical design support for the Company's direct purchasing function. It is responsible for review and approval of agent and factory technical design, for worldwide laboratory testing of materials and components, and for performing in-factory product inspections to ensure that materials and factory production techniques are consistent with Company specifications. The Company locates its field inspection personnel close to the factories and freight consolidation facilities it uses throughout the world.

PRODUCTION MANAGEMENT

The production management organization manages an ongoing process to qualify and approve new factories, while continually assessing existing factory service and quality of performance. New factories must meet specified quality standards for shoe production and minimum capacity requirements. They must also agree to the Company's production control processes and certify that neither they nor their suppliers use forced or child labor. Factory performance must continually improve or the factory runs the risk of being removed from the list of approved factories. The production management organization utilizes a unique, internally developed production control process by which the Company is electronically linked to the factories and agents. This process is designed to ensure on-time deliveries of merchandise with minimum lead time and without unnecessary costs.

The Company believes that maintaining strong factory relationships, improving key factory performance factors and improving factory profitability is critical to long-term sourcing stability. Its manufacturing services group, based in Asia, provides direction and leadership to key factories in the areas of overall productivity improvement and lead time reduction.

MERCHANDISE DISTRIBUTION

The Company believes that its distribution system provides it with a competitive advantage. The Company's merchandise distribution teams are able to track shoes by the pair from order placement through sale to the customer by the use of perpetual inventory, product planning and retail price management systems. These systems are maintained by experienced information systems personnel and are enhanced regularly to improve the product distribution process. Distribution analysts review sales and inventory by size and style to maintain availability of product within the Company's stores.

The Company operates a single 765,000 square foot distribution center in Topeka, Kansas, capable of replenishing in-store product levels by style, color and size. This facility, which currently handles 65 percent of the Company's distribution center needs, operates seven days-a-week. Management believes this facility is one of the most highly-automated and cost-efficient distribution facilities in the footwear industry. The remaining 35 percent of the Company's distribution center needs are handled by a third party facility in Los Angeles, California. The Company believes its distribution center system has sufficient capacity to support more than 5,000 stores. Stores generally receive new merchandise at least once a week, in an effort to maintain a constant flow of new and replenished merchandise.

INDUSTRY SEGMENTS

The retail footwear industry can be divided into high, moderate and value-priced segment. The high priced segment is controlled by department stores. The moderate priced segment, which includes specialty shoe chains, mass merchandisers, and junior department stores, has no single dominant competitor. The value-priced segment is dominated by the Company and national discount mass-merchandisers.

Based on industry data, the United States footwear market is estimated to be $34 billion/year comprising one billion pairs of footwear, and has remained relatively constant in each respect over the past several years. Industry data suggests that the quality offered in the value-priced segment has improved significantly over the last 15 years which appears to be the primary cause of the near doubling of this segment's share of the market.

The Company considers itself part of the value-priced segment of the footwear industry. In 1996, the Company's sales accounted for approximately 7 percent of the total sales of the estimated $34 billion United States footwear market; this percentage has grown consistently over the past four decades.

TRADEMARKS

The Company owns certain trademarks which it uses in its business and which it regards as valuable assets. These trademarks include Payless(R), Payless ShoeSource(R), Payless Kids(R), and Parade of Shoes(R). The Company owns all rights to the yellow and orange logo used in its Payless ShoeSource signs and advertising. In the United States, the Company has registered over 100 key marks and owns over 50 common law marks under which it markets private label merchandise in its Payless ShoeSource stores. In addition, the Company owns over 30 registered and common law marks under which it markets private label merchandise in its Parade stores. All of the Company's registered trademarks may be renewed indefinitely.

MARKETING

The Company's marketing efforts are multi-dimensional, including nationally broadcast television advertising, local market radio and newspaper inserts in support of major promotional periods. In addition to media support, the Company utilizes in-store promotional materials, including posters, signs and point of sale items. Also, the Company advertises its business through promotional funds, media funds, merchants' associations and similar efforts offered by various landlords from whom the Company leases its stores.

The Company's marketing staff is augmented by a full-service advertising concern that provides creative services, media purchase and consumer research.

ENVIRONMENT

Compliance with federal, state and local statutes, rules, ordinance, laws and other provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not expected to have, a material effect on capital expenditures, earnings or the competitive position of the Company.

DIRECTORS OF THE COMPANY

Listed below are the names and present principal occupations or, if retired, most recent present occupations of the Company's Directors:

         NAME                             PRINCIPAL OCCUPATION
         ----                             --------------------

Steven J. Douglass         Chairman of the Board and Chief Executive Officer of
                           the Company
Richard A. Jolosky         President of the Company
Daniel Boggan Jr.          Chief Operating Officer of the National
                           Collegiate Athletic Association,
Howard R. Fricke           Chairman of the Board and Chief Executive Officer of
                           The Security Benefit Group of Companies
                           (life and other insurance)
Thomas A. Hays             Retired, formerly Deputy Chairman of The May
                           Department Stores Company
Mylle B. Mangum            Senior Vice President - Carlson Wagonlit
                           Travel

Michael E. Murphy          Retired, Formerly Vice Chairman and Chief
                           Administrative Officer of Sara Lee Corporation (food
                           and consumer products)
Robert L. Stark            Retired, Formerly Executive Vice President Hallmark
                           Cards, Inc.

EXECUTIVE OFFICERS OF THE COMPANY

Listed below are the names and ages of the executive officers of the Company and offices held by them with the Company.

      NAME                AGE                       POSITION AND TITLE
      ----                ---                       ------------------

Steven J. Douglass         48               Chairman of the Board and Chief
                                            Executive Officer
Richard A. Jolosky         63               President and Director of the
                                            Company
Duane L. Cantrell          42               Executive Vice President-Retail
                                            Operations

Bryan P. Collins           44               Senior Vice President and Division
                                            Director for Parade of Shoes
Stephen Farley             43               Senior Vice President-Marketing
Gerald F. Kelly, Jr.       50               Senior Vice President-Logistics/
                                            Information Services
Harris Mustafa             44               Senior Vice President-Merchandise
                                            Distribution
Jed L. Norden              47               Senior Vice President-Human
                                            Resources
JoAnn Ogee                 43               Senior Vice President, General
                                            Merchandise Manager-Women's
Ullrich E. Porzig          52               Senior Vice President and Chief
                                            Financial Officer
William J. Rainey          51               Senior Vice President, General
                                            Counsel and Secretary
Thomas L. Rinehart         43               Senior Vice President and General
                                            Merchandise Manager-Men's
Gary M. Stone              49               Senior Vice President-Store
                                            Development
Larry M. Strecker          39               Senior Vice President of the
                                            Company and Managing Director of
                                            Payless ShoeSource International

Michael S. Wilkes          44               Senior Vice President and General
                                            Merchandise Manager-Children's

STEVEN J. DOUGLASS has served as Chairman of the Board, Chief Executive Officer and Director of the Company since May, 1996, the date on which the Company's shares were distributed in a spin-off by The May Department Stores Company to its shareowners. Mr. Douglass has been Chairman and Chief Executive Officer of the Company since April, 1995. He joined the Company in 1993 and served as Senior Vice President-Director of Retail Operations from 1993 to January, 1995 and as Executive Vice President-Director of Retail Operations from January, 1995 to April, 1995. Prior to his association with the Company, Mr. Douglass held several positions at divisions of The May Department Stores Company since 1976, serving as Chairman of May Company, Ohio (1990-1993) and Senior Vice President and Chief Financial Officer of J.W. Robinsons (1986-1990). Mr. Douglass is also a director of Security Benefit Group of Companies. Mr. Douglass has served as a Director of the Company since April 30, 1996.

RICHARD A. JOLOSKY has served as President of the Company since January, 1996. He initially joined the Company in September, 1982, serving as Executive Vice President-Merchandising (1982-1984) and then as President (1985-1988). Prior to rejoining the Company in 1996, Mr. Jolosky was President and Chief Executive Officer of Silverman Jewelry Company (1995-1996), and Chief Executive Officer of the Richard Allen Company (1992-1995). Mr. Jolosky is a director of Stage Stores, Inc. Mr. Jolosky has served as a Director of the Company since April 30, 1996.

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

GERALD F. KELLY, JR. has served as Senior Vice President-Logistics/Information Services since February, 1996. Prior to that he was Senior Vice
President-Information Services and Chief Financial Officer (1990-1996) and Senior Vice President-Information Services (1986-1990).

HARRIS MUSTAFA has served as Senior Vice President-Merchandise Distribution since May, 1995. Prior to that he was Vice President-Financial
Planning/Purchasing (1990-1995). Mr. Mustafa has been employed by the Company since 1987.

JED L. NORDEN has served as Senior Vice President-Human Resources since July, 1985.

JOANN OGEE has served as Senior Vice President and General Merchandise Manager-Women's since May, 1997. Ms. Ogee served as Vice President and General Merchandise Manager, Intimate Apparel, Accessories, Footwear, Menswear and Children's for Charming Shoppes, Inc. from October, 1993 to May, 1997. She also worked as Senior Merchandiser for Victoria's Secret from June, 1990 to October, 1993 and held several leadership positions during her fifteen years with Macy's.

ULLRICH E. PORZIG has served as Senior Vice President and Chief Financial Officer since February, 1996. Between 1993 and 1996, Mr. Porzig was Senior Vice President-Chief Financial Officer and Treasurer of Petro Stopping Centers L.P. From 1982 to 1993 he was employed by The May Department Stores Company in various capacities including Senior Vice President-Chief Financial Officer of Payless ShoeSource from 1986 to 1988 and Senior Vice President-Finance and Chief Financial Officer of Foley's (1988-1993).

WILLIAM J. RAINEY has served as Senior Vice President, General Counsel and Secretary since April, 1996. Prior to joining the Company, Mr. Rainey served as Executive Vice President, General Counsel and Secretary of Fourth Financial Corporation (1994-1996) and Vice President, General Counsel of Cabot Corporation (1991-1993).

THOMAS L. RINEHART has served as Senior Vice President and General Merchandise Manager-Men's since December, 1992. Before joining the Company, he was employed by the Custom Shop, Inc. as President and

Chief Operating Officer (1992) and by Club International, Inc. as President and Chief Executive Officer (1991-1992).

GARY M. STONE has served as Senior Vice President-Store Development since February, 1997. Prior to joining the Company, Mr. Stone was employed by Pepsi Co., Inc. as Senior Vice President and General Manager, Restaurant Services (1995-1997) and Vice President, Asset Development, Pizza Hut (1990-1995).

LARRY M. STRECKER has served as Senior Vice President of the Company and Managing Director of Payless ShoeSource International since April, 1996. Prior to that, he was Vice President of Worldwide Sourcing (1993-1996). Before joining the Company, Mr. Strecker was employed by Frito-Lay, Inc. as Director of Service and Distribution (1991-1993).

MICHAEL S. WILKES has served as Senior Vice President and General Merchandise Manager-Children's since January, 1994. Prior to that he was Senior Vice President-General Merchandise Manager-Women's Dress/Casual (1990-1994). Mr. Wilkes has been employed by the Company since 1986.

ITEM 2.  PROPERTIES

The Company leases substantially all of its stores. The leases typically have a primary term of 5 or 10 years, with one or two five-year renewal options. During 1998, approximately 654 of the Company's leases, including 176 leases which are currently month-to-month tenancies, are due to expire. Leases usually require payment of base rent, applicable real estate taxes, common area expenses and, in some cases, percentage rent based on the stores' sales volume. Its Payless ShoeSource stores average approximately 3,400 square feet; its Parade stores average approximately 2,300 square feet. The Company owns and operates a 305,000 square foot central office building and a 765,000 square foot distribution facility both of which are located in Topeka, Kansas.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings, to which the company or any of its subsidiaries is a party or of which any of their property is the subject. The Company and its subsidiaries are parties to ordinary private litigation incidental to their business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the 13 weeks ended January 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED SHAREOWNER MATTERS

There were approximately 60,000 shareowners of the Company's common stock as of January 31, 1998. The information set forth under the headings "Common Stock and Market Prices" and "Shareowner Information - Common Stock" in the Company's 1997 Annual Report is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 6.  SELECTED FINANCIAL DATA

The information set forth under the heading "Summary of Selected Historical Financial Information" of the Company's 1997 Annual Report is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the heading "Management's Discussion and Analysis" of the Company's 1997 Annual Report is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statement of Earnings for the fiscal years 1995, 1996 and 1997, the Consolidated Balance Sheet as of January 31, 1998 and February 1, 1997, the Consolidated Statement of Cash Flows for fiscal years 1995, 1996, 1997 and the Consolidated Statement of Shareowners' Equity, the Financial Statements, "Notes to Consolidated Financial Statements" and "Report of Independent Public Accountants" of the Company's 1997 Annual Report to Shareowners are incorporated herein by reference pursuant to General Instruction G(2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY


a) Directors - The information set forth in the Company's definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 22, 1998 under the captions "Election of Directors - Directors and Nominees for Directors" and "Other Matters - Section 16 Filing" is incorporated herein by reference pursuant to General Instruction G(3).

b) Executive Officers - Information regarding the Executive Officers of the Company is as set forth in Item 1 of this report under the caption "Executive Officers of the Company."

ITEM 11. EXECUTIVE COMPENSATION

The information set forth in the Company's definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 22, 1998 under the captions "Election of Directors - The Payless Board and Committees of the Payless Board -- Compensation of Directors," "Compensation Committee Interlocks and Insider Participation," "Compensation and Nominating Committee Report -- Bonus Opportunities (discussion in third and fourth paragraphs relating to long term awards) and "Executive Compensation" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth in the Company's definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 22, 1998 under the caption "Election of Directors" is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a)  Documents filed as part of this report:

     (1) Financial Statements. The following financial statements are incorporated herein by reference to the Company's 1997 Annual Report to Shareowners:

                                                                 Page in
                                                               Annual Report
                                                               -------------
           Financial Statements-
            Consolidated Statement of Earnings for
               the three fiscal years ended
               January 31, 1998                                    16
            Consolidated Statement of Shareowners'
                Equity for the three fiscal years
                ended January 31, 1998                             16
            Consolidated Balance Sheet -
                January 31, 1998 and February 1, 1997              17
            Consolidated Statement of Cash Flows
                for the three fiscal years ended
                January 31, 1998                                   18

            Notes to Consolidated Financial Statements            19-24
            Report of Independent Public Accountants               25


     (2)   Exhibits.

Number                                Description
------                                -----------

2.1 Distribution Agreement, dated as of April 2, 1996, between The May Department Stores Company and the Registrant.(1)

3.1            Amended and Restated Articles of Incorporation of the
               Registrant.(2)

3.2            Amended and Restated Bylaws of the Registrant.*

4.1 Rights Agreement, dated as of April 2, 1996, between the Registrant and The Bank of New York, as Rights Agent.(1)

10.1 Tax Sharing Agreement, dated April 2, 1996, between The May Department Stores Company and the Registrant.(3)

10.2 Sublease, dated as of April 2, 1996, between The May Department Stores Company and the Registrant.(1)

10.3 Multi-Currency Credit Agreement, among the Registrant, several financial institutions and Bank of America National Trust and Savings Association, and Amendment No. 1 of December 16, 1996 and Amendment No. 2 of November 10, 1997.*

10.4 Administrative Services Agreement, dated as of April 2, 1996, between The May Department Stores Company and the Registrant.(1)

10.5 1996 Stock Incentive Plan, Payless ShoeSource, Inc. as amended as of March 19, 1998.*

10.6           Spin-Off Stock Plan, Payless ShoeSource, Inc.(1)

10.7           Spin-Off Cash Plan, Payless ShoeSource, Inc.(1)

10.8 Restricted Stock Plan for Non-Management Directors, Payless ShoeSource, Inc. as amended as of July 17, 1997.(4)

10.9 Form of Employment Agreement between the Registrant and certain executives of the Registrant. The Registrant has entered into Employment Agreements in the form contained in this exhibit with each of the named executive officers which expire at various dates on or before May 31, 2001, and which provide for annual base salaries at rates not less than the amounts presently paid to them.(1)

10.10          Supplementary Retirement Plan of Payless ShoeSource, Inc.(1)

10.11          Profit Sharing Plan of Payless ShoeSource, Inc.(5)

10.12 Deferred Compensation Plan of Payless ShoeSource, Inc., as amended as of March 19, 1998.*

10.13 Executive Incentive Compensation Plan for Payless Executives of Payless ShoeSource, Inc.(1)

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

10.15          Form of Indemnification Agreement.(1)

10.16 Deferred Compensation Plan for Non-Management Directors of Payless ShoeSource, Inc.(6)

10.17 Executive Incentive Compensation Plan for Business Unit Management of Payless ShoeSource, Inc.(7)

10.18 The Stock Appreciation and Phantom Stock Unit Plan of Payless ShoeSource, Inc. and its Subsidiaries for Payless ShoeSource International Employees.(8)

11.1           Computation of Net Earnings Per Share.*

12.1           Computation of Ratio of Earnings to Fixed Charges.*

13.1           1997 Annual Report to Shareowners of Payless ShoeSource, Inc.
               (only those portions specifically incorporated by reference shall be deemed filed with the Commission).*

21.1           Subsidiaries of Registrant*

23.1           Consent of Arthur Andersen, LLP.*

24.1           Power of Attorney*

27.1           Financial Data Schedule*

* Filed herewith
  1) Incorporated by reference from the correspondingly numbered Exhibit to Registrant's Registration Statement on Form 10 Dated February 23, 1996 as amended through April 15, 1996.
  2) Incorporated by reference from Exhibit 3.1 of the Registrant's Form 10-Q (file Number 1-11633) for the quarter ended May 4, 1996.
  3) Incorporated by reference from Exhibit 10.1 of the Registrant's Form 10-Q (file Number 1-11633) for the quarter ended May 4, 1996.
  4) Incorporated by reference from Exhibit 10.8 of the Registrant's Form 10-Q (file Number 1-11633) for the quarter ended November 1, 1997.
  5)   Incorporated by reference from Exhibit 10.11 of Registrant's Form
       10-Q (File Number 1-11633) for the quarter ended February 1, 1997.
  6) Incorporated by reference from Exhibit 10.16 of the Registrant's Form 10-Q (file Number 1-11633) for the quarter ended November 1, 1997.
  7)   Incorporated by reference from Exhibit 10.17 of Registrant's Form
       10-Q (File Number 1-11633) for the quarter ended November 1, 1997.
  8) Incorporated by reference from Exhibit 10.18 of the Registrant's Form 10-Q (file Number 1-11633) for the quarter ended November 1, 1997.

(b)    Reports on Form 8-K:

The Company will furnish to shareowners upon request, and without charge, a copy of the 1997 Annual Report and the proxy statement, portions of which are incorporated by reference in the Form 10-K. The Company will furnish any other exhibit at cost.

On March 9, 1998, the Company filed a Current Report on Form 8-K, reporting on
Item 5, Other Events and Item 7, Exhibits. In the Report, the Company provided its press release on March 2, 1998, which announced that the Company had received a tax ruling from the Internal Revenue Service enabling it to proceed with its planned repurchase of $150 million worth of the common stock of the Company.

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

                               PAYLESS SHOESOURCE, INC.

Date:                          By: /s/ Ullrich E. Porzig
      ---------------              -------------------------------------
                                        Ullrich E. Porzig
                                        Senior Vice President and
                                        Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.


                    Principal Executive Officer:


Date:                          By: /s/ Steven J. Douglass
      ---------------              -------------------------------------
                                        Steven J. Douglass
                                        Chairman and
                                        Chief Executive Officer

                             Principal Financial and
                               Accounting Officer:


Date:                          By: /s/ Ullrich E. Porzig
      ---------------              -------------------------------------
                                        Ullrich E. Porzig
                                        Senior Vice President and
                                        Chief Financial Officer

                                   Directors:


Date:                          By: /s/ Steven J. Douglass*
      ---------------              -------------------------------------
                                        Steven J. Douglass
                                        Chairman and
                                        Chief Executive Officer

Date:                          By: /s/ Richard A. Jolosky*
      ---------------              -------------------------------------
                                        Richard A. Jolosky
                                        President and Director

Date:                          By: /s/ Daniel Boggan Jr.*
      ---------------              -------------------------------------
                                        Daniel Boggan Jr.
                                        Director

Date:                          By: /s/ Howard R. Fricke*
      ---------------              -------------------------------------
                                        Howard R. Fricke
                                        Director

Date:                          By: /s/ Thomas A. Hays*
      ---------------              -------------------------------------
                                        Thomas A. Hays
                                        Director

Date:                          By: /s/ Mylle B. Mangum*
      ---------------              -------------------------------------
                                        Mylle B. Mangum
                                        Director

Date:                          By: /s/ Michael E. Murphy*
      ---------------              -------------------------------------
                                        Michael E. Murphy
                                        Director

Date:                          By: /s/ Robert L. Stark*
      ---------------              -------------------------------------
                                        Robert L. Stark
                                        Director



*Executed by William J. Rainey, attorney-in-fact, on behalf of the indicated Director pursuant to Power of Attorney dated March 19, 1998, with Thomas A. Hays granting Power of Attorney dated March 24, 1998.

                                  EXHIBIT INDEX


 Exhibit
 Number                            Description
 ------                            -----------

   2.1   Distribution Agreement

   3.1 Amended and Restated Articles of Incorporation of the Company

   3.2   Amended and Restated Bylaws of the Company

   4.1   Rights Agreement

  10.1   Tax Sharing Agreement

  10.2   Sublease

  10.3   Multi-Currency Credit Agreement

  10.4   Administrative Services Agreement

  10.5   1996 Stock Incentive Plan

  10.6   Spin-Off Stock Plan

  10.7   Spin-Off Cash Plan

  10.8   Restricted Stock Plan for Non-Management Directors

  10.9   Employment Agreement

  10.10  Supplementary Retirement Plan

  10.11  Profit Sharing Plan

  10.12  Deferred Compensation Plan of Payless ShoeSource, Inc.

  10.13  Executive Incentive Compensation Plan for
         Payless Executives

  10.14  Management Severance Agreement

  10.15  Indemnification Agreement

  10.16  Deferred Compensation Plan for Non-Management

         Directors of Payless ShoeSource, Inc.

  10.17  Executive Compensation Plan for Business Unit
         Management

  10.18  Stock Appreciation and Phantom Stock Unit Plan

  11.1   Computation of Net Earnings Per Share

  12.1   Computation of Ratio of Earning to Fixed Charges

  13.1   1997 Annual Report to Shareowners

  21.1   Subsidiaries of Registrant

  23.1   Consents of Arthur Andersen, LLP

  24.1   Power of Attorney

  27.1   Financial Data Schedule